Form 10-Q
period 1999-06-30
IPSWICH BANCSHARES INC
filed 1999-08-13
CIK 1089857

Form 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 1999.

                                       OR

                { } TRANSACTION REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 0-26663

                            IPSWICH BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                         04-3459169
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

23 Market Street, Ipswich, Massachusetts                                   01938
(Address of principal executive offices)                              (Zip Code)

                                 (978) 356-7777
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ( X )     No (    )

The number of shares outstanding of the Registrant's common stock as of August 2, 1999 is:

Common stock, par value $.10 per share                                 2,524,902
--------------------------------------------------------------------------------
(Class)                                                            (Outstanding)

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                             June 30,          December 31,
                                                                               1999               1998
                                                                               ----               ----
                                 Assets                                    (unaudited)          (unaudited)
Cash and due from banks                                                       $6,418               $7,079
Interest-bearing deposits and federal funds sold                               5,626                5,016
Investment securities available for sale                                      29,917               29,085
Investment securities held to maturity                                        19,336               10,196
Loans held for sale                                                            6,588               24,000

Loans:
     Residential                                                             165,898              161,840
     Home equity                                                              21,056               19,772
     Commercial                                                                5,047                6,191
     Consumer                                                                  1,102                1,188
                                                                        -------------        -------------
          Total gross loans                                                  193,103              188,991

Allowance for possible loan losses                                            -1,830               -1,742
                                                                        -------------        -------------

      Net loans                                                              191,273              187,249
                                                                        -------------        -------------

Stock in FHLB of Boston                                                        3,977                2,905
Savings Bank Life Insurance Company stock                                        253                  253
Banking premises and equipment, net                                            3,245                3,298
Other real estate owned, net                                                     718                  718
Accrued interest receivable                                                    1,254                1,053
Deferred premium on loans sold/mortgage servicing rights, net                    922                  229
Other assets                                                                     230                  247
                                                                        -------------        -------------

      Total assets                                                          $269,757             $271,328
                                                                        =============        =============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Liabilities:
  Deposits:
     Non-interest-bearing checking accounts                                  $16,502              $18,656
     Interest-bearing checking accounts                                       28,661               22,954
     Savings accounts                                                         36,038               37,768
     Money market accounts                                                    56,961               55,418
     Certificates of deposit                                                  64,047               64,961
                                                                        -------------        -------------
          Total deposits                                                     202,209              199,757


  Borrowed funds                                                              48,000               53,000
  Mortgagors' escrow accounts                                                    977                1,043
  Deferred income tax liability, accrued expenses and other liabilities        2,986                3,305
                                                                        -------------        -------------

      Total liabilities                                                      254,172              257,105
                                                                        -------------        -------------


Equity capital                                                                15,393               14,038
Unrealized gain on investment securities available for sale, net                 192                  185
                                                                        -------------        -------------
      Total stockholders' equity                                              15,585               14,223
                                                                        -------------        -------------

      Total liabilities and stockholders' equity                            $269,757             $271,328
                                                                        =============        =============

Shares outstanding                                                         2,524,902            2,392,286

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                            June 30,
                                                         1999                1998              1999               1998
                                                     -------------      --------------    --------------     -------------
                                                      (unaudited)        (unaudited)        (unaudited)       (unaudited)
Interest and dividend income:
   Loans                                                   $3,417              $3,508            $7,229            $6,903
   Investment securities available for sale                   524                 207             1,073               415
   Investment securities held to maturity                     291                 360               459               827
   Interest-bearing deposits and federal funds sold            57                  31                72                46
                                                     -------------      --------------    --------------     -------------

      Total interest and dividend income                    4,289               4,106             8,833             8,191
                                                     -------------      --------------    --------------     -------------

Interest expense:
   Deposits                                                 1,576               1,509             3,221             3,055
   Borrowed funds                                             666                 716             1,448             1,368
                                                     -------------      --------------    --------------     -------------

      Total interest expense                                2,242               2,225             4,669             4,423
                                                     -------------      --------------    --------------     -------------

      Net interest and dividend income                      2,047               1,881             4,164             3,768

Provision for possible loan losses                             45                  45                90                90
                                                     -------------      --------------    --------------     -------------

      Net interest and dividend income after
        provision for possible loan losses                  2,002               1,836             4,074             3,678
                                                     -------------      --------------    --------------     -------------

Non-interest income:
   Mortgage banking revenues, net                             267                 317               762               682
   Retail banking fees                                        385                 295               723               543
   Net gain on sales of securities                             16                   0                65                16
   Other                                                       -2                   3                 7                 4
                                                     -------------      --------------    --------------     -------------

      Total non-interest income                               666                 615             1,557             1,245
                                                     -------------      --------------    --------------     -------------

      Net interest, dividend and non-interest income        2,668               2,451             5,631             4,923
                                                     -------------      --------------    --------------     -------------

Non-interest expenses:
   Salaries and employee benefits                             790                 662             1,562             1,269
   Occupancy and equipment expenses                           229                 162               450               302
   Data processing services                                   187                 136               359               266
   Marketing expense                                          124                 189               266               290
   Professsional fees                                          95                  86               160               140
   Office expense                                              95                 101               194               180
   Other                                                      158                 158               329               263
                                                     -------------      --------------    --------------     -------------

      Total non-interest expenses                           1,678               1,494             3,320             2,710
                                                     -------------      --------------    --------------     -------------

Expenses from Holding Company & REIT formation                  0                   0               380                 0

Income before income taxes                                    990                 957             1,931             2,213

Income tax expense                                            297                 345               579               797
                                                     -------------      --------------    --------------     -------------

      Net income                                             $693                $612            $1,352            $1,416
                                                     =============      ==============    ==============     =============

Weighted average common shares outstanding (basic)      2,462,742           2,389,648         2,427,708         2,388,734
Weighted average common shares outstanding (diluted)    2,544,482           2,470,235         2,533,987         2,563,822

Basic earnings per share                                    $0.28               $0.26             $0.56             $0.59
Diluted earnings per share                                  $0.27               $0.24             $0.53             $0.55

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1999 and 1998
                  (Dollars in thousands, except for share data)
                                   (unaudited)

                                                               Accumulated
                                                               Additional                 Other       Total
                                         Shares      Common      paid-in    Retained  comprehensive stockholders'
                                       outstanding   stock       capital    earnings     income      equity
                                        ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1997            2,385,076   $     239   $   1,969   $   9,559   $      66   $  11,833

Comprehensive income:
  Net income                                    0           0           0       1,416           0       1,416
  Change in net unrealized gain/
      (loss) on investment securities
      available for sale                        0           0           0           0         -38         -38
                                        ---------   ---------   ---------   ---------   ---------   ---------
Total comprehensive income                      0           0           0       1,416         -38       1,378

Cash dividends ($.08 per share)                 0           0           0        -191           0        -191
Stock options exercised                     4,660           0          13           0           0          13
Issuance of stock rights                        0           0          11           0           0          11
                                        ---------   ---------   ---------   ---------   ---------   ---------
Balance at June 30, 1998                2,389,736         239       1,993      10,784          28      13,044

Comprehensive income:
  Net income                                    0           0           0       1,222           0       1,222
Change in net unrealized gain/
    (loss) on investment securities
    available for sale                          0           0           0           0         157         157
                                        ---------   ---------   ---------   ---------   ---------   ---------
Total comprehensive income                      0           0           0       1,222         157       1,379

Cash dividends ($.09 per share)                 0           0           0        -216           0        -216
Stock options exercised                     2,550           0           5           0           0           5
Issuance of stock rights                        0           0          11           0           0          11
                                        ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1998            2,392,286         239       2,009      11,790         185      14,223

Comprehensive income:
  Net income                                    0           0           0       1,352           0       1,352
Change in net unrealized gain/
    (loss) on investment securities
    available for sale                          0           0           0           0           7           7
                                        ---------   ---------   ---------   ---------   ---------   ---------
Total comprehensive income                      0           0           0       1,352           7       1,359

Cash dividends ($.10 per share)                 0           0           0        -246           0        -246
Stock options exercised                   132,616          13         224           0           0         237
Issuance of stock rights                        0           0          12           0           0          12
                                        ---------   ---------   ---------   ---------   ---------   ---------
Balance June 30, 1999                   2,524,902   $     252   $   2,245   $  12,896   $     192   $  15,585
                                        =========   =========   =========   =========   =========   =========

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1999 and 1998

                              (Dollars in thousands)
                                    (unaudited)
                                                                                          1999                  1998
                                                                                    ------------------    ------------------
Net cash flows from operating activities:
  Net income                                                                                   $1,352                $1,416

  Adjustments to reconcile net income to net cash provided (used) by operating activities:

       Provision for possible loan losses                                                          90                    90
       Depreciation expense                                                                       167                   102
       Amortization of premiums on investment securities, net                                      80                    37
       (Gain) on sale of loans, net                                                              -762                  -857
       (Gain) on sale of real estate acquired by foreclosure                                        0                   -80
       (Gain) on investment securities available for sale, net                                    -65                   -16
       Origination of loans held for sale                                                     -47,609               -77,266
       Proceeds from sale of loans                                                              7,981                12,340
       Proceeds from sale of securitized loans                                                 57,802                56,939
       (Increase) decrease in loan origination fees                                              -206                   107
       (Decrease) in loan discounts                                                                -1                     0
       (Increase) in deferred premium on loans sold and mortgage servicing rights                -693                  -574
       (Increase) in accrued interest receivable                                                 -201                   -41
       Increase (decrease) in other assets, net                                                    17                    -4
       (Decrease) in accrued expenses and other liabilities                                      -324                  -649
                                                                                    ------------------    ------------------

  Net cash provided (used) by operating activities                                             17,628                -8,456

Net cash flows from investing activities:

  Purchase of investment securities available for sale                                        -13,380                -5,696
  Principal paydowns on investment securities available for sale                                7,680                 3,379
  Proceeds from the sale of investment securities available for sale                            4,860                 1,474
  Purchase of investment securities held to maturity                                           -9,579                     0
  Principal paydowns on investment securities held to maturity                                    444                 2,442
  Principal from the call of investment securities held to maturity                                 0                 5,000
  Purchases of stock in FHLB of Boston                                                         -1,072                  -861
  Net (increase) in loans                                                                      -3,907                -3,238
  Proceeds from sale of real estate acquired by foreclosure                                         0                    90
  Purchases of equipment, net                                                                    -114                  -248
                                                                                    ------------------    ------------------
  Net cash (used) provided by investing activities                                            -15,068                 2,342

Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                                  249                    25
  Cash dividends                                                                                 -246                  -192
  Net increase in deposits                                                                      2,452                 4,532
  Proceeds from Federal Home Loan Bank advances                                               156,100                95,213
  Repayment of Federal Home Loan Bank advances                                               -161,100               -94,005
  (Decrease) increase in mortgagors' escrow accounts                                              -66                   116
                                                                                    ------------------    ------------------

  Net cash (used) provided by financing activities                                             -2,611                 5,689
                                                                                    ------------------    ------------------
Net (decrease) in cash and cash equivalents                                                       -51                  -425
Cash and cash equivalents at beginning of year                                                 12,095                 6,798
                                                                                    ------------------    ------------------
Cash and cash equivalents at end of year                                                      $12,044                $6,373
                                                                                    ==================    ==================

Supplemental disclosure of cash flow information: Cash paid for:

       Interest on deposit accounts                                                            $3,221                $3,056
       Interest on borrowed funds                                                               1,448                 1,368
       Income tax expense, net                                                                    417                   797

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             June 30, 1999 and 1998

Basis of Presentation
The consolidated financial statements include the accounts of Ipswich Bancshares, Inc. and its wholly owned subsidiary, Ipswich Savings Bank (the "Bank") and the Bank's wholly owned subsidiaries, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, Historic Ipswich, Inc., North Shore Financial Services, Inc. and Rowley Investment Corporation (Ipswich Bancshares, Inc. and its subsidiaries are sometimes collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Ipswich Preferred Capital Corporation was formed as a mortgage real estate investment trust to hold residential mortgages as a subsidiary of the Bank. Ipswich Securities Corporation was formed to exclusively transact in securities on its own behalf as a wholly-owned subsidiary of the Bank. Historic Ipswich, Inc. and North Shore Financial Services, Inc. were incorporated for the purpose of holding direct investments in real estate and foreclosed real estate, respectively. Rowley Investment Corporation was incorporated to facilitate the holding and permitting of certain bank-owned real estate.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses, the valuation of real estate acquired by foreclosure, the valuation of the deferred premium on loans sold and the valuation of originated mortgage servicing rights.

A substantial portion of the Company's loans are secured by real estate in Essex County in Massachusetts. In addition, other real estate owned is located in that market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in its geographic area.

Earnings Per Share
The computation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common stock equivalents outstanding during each period. Stock option grants are included only in periods when the results are dilutive.

Components of Accumulated Other Comprehensive Income
Accumulated   other   comprehensive   income   consists   solely  of  unrealized
appreciation on investment securities available for sale, net of taxes.




ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this Form 10-Q constitute "forward looking statements", as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", "plan", "assume", and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward looking statements. Reliance should not be placed on forward looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements.

Certain factors that may cause such differences include, but are not limited to the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable rate loans and the Company's earnings and income which derive in significant part from loans to borrowers; unemployment in the Company's market area may increase, adversely affecting the ability of individual borrowers to re-pay loans; property values may decline, adversely affecting the ability of borrowers to re-pay loans and the value of real estate securing repayment of loans; general economic and market conditions in the Company's market area may decline, adversely affecting the ability of borrowers to re-pay loans, the value of real estate securing payment of loans and the Company's ability to make profitable loans; adverse legislation or regulatory requirements may be adopted; competitive pressure among depository institutions may increase; and the impact of the Year 2000 issue may be more significant than currently anticipated. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and write-downs and higher operating expenses. The Company disclaims any intent or obligation to update publicly any of the forward looking statements herein, whether in response to new information, future events or otherwise.

GENERAL
Ipswich Bancshares, Inc. (the "Company") is a Massachusetts corporation whose primary business is serving as the holding company for Ipswich Savings Bank (the "Bank"). On July 1, 1999, in connection with the formation of the Company as the holding company for the Bank, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly owned subsidiary of the Company. The reorganization had no impact on the consolidated financial statements.

The Company's operating results for the three and six months ended June 30, 1999 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Savings Bank, Ipswich Preferred Capital Corporation ("IPCC"), Ipswich Securities Corporation, North Shore Financial Services, Rowley Investment Corporation and Historic Ipswich, Inc. The Company is in the business of making residential mortgage loans, while attracting deposits from the general public to fund those loans. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates Automatic Teller Machines at its Main Office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).

ASSET / LIABILITY MANAGEMENT
A primary objective of the Asset/Liability Management Policy is to manage interest rate risk over time to achieve a prudent level of net interest income in changing interest rate environments. Management's strategies are intended to be responsive to changes in interest rates and to recognize market demands for particular types of deposit and loan products. The strategies are overseen by an internal Asset/Liability Management Committee.

Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and mortgage backed securities are shown as if the entire balance came due on the repricing date. Estimates of fixed rate loan amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a results of this analysis, the static GAP position in the 0 to 12 months range is a negative $21.7 million at April 30, 1999, the latest assessment period.

Interest rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which may affect the sensitivity of assets and liabilities, and consequently can not be used alone to predict the operating results of a financial institution in a changing environment. However, these measurements do reflect major trends and thus the Company's sensitivity to interest rate changes over time.

LIQUIDITY
The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage backed securities and investments, sales and maturities of investments, loan sales, deposits, and Federal Home Loan Bank of Boston (FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowed facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $48.0 million at June 30, 1999.

During 1999 the primary sources of liquidity were $65.8 million in loan sales, principal amortization from mortgage backed securities of $8.1 million and the sale of a fixed rate mortgage backed security of $4.9 million. The primary uses of funds were $73.1 million in residential mortgage loan originations and $23 million in investment purchases.

CAPITAL ADEQUACY
Total stockholders' equity at June 30, 1999 was $15.6 million, an increase of $1.4 million from $14.2 million at the end of 1998. Included in stockholders' equity at June 30, 1999 is an unrealized gain on marketable securities available for sale, net of taxes, of $192,000, an increase of $7,000 as compared to $185,000 at December 31, 1998. At June 30, 1999, neither the Federal Reserve Board nor the FDIC permitted the unrealized gain or loss to be used in the calculation of the Tier 1 leverage capital (see below). Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders equity was 5.78% at June 30, 1999, compared to 5.24% at December 31, 1998.

The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% for a bank to be classified as "well-capitalized"). At June 30, 1999, the Bank's Tier 1 leverage capital ratio was 5.90% (compared to 5.55% at December 31, 1998).

The Federal Reserve and the FDIC have also imposed risk-based capital requirements on the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At June 30, 1999, the Bank's total and Tier 1 risk-based capital ratios were 12.96% and 11.70% (compared to 11.70% and 10.45% at December 31, 1998).

As of June 30, 1999, the Bank was considered "well-capitalized" under applicable regulatory capital guidelines.

YEAR 2000
The Year 2000 issue (commonly referred to as "Y2K"), is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which is common to most corporations, including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches. The following constitutes the Company's Y2K readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

Since the Company's information systems functions are either outsourced to service bureaus or processed in-house using programs developed by third-party vendors, the direct effort to correct Y2K issues will be undertaken largely by third parties and will therefore not be within the company's direct control. The Company expects to bring its mission critical operating systems into compliance with Y2K requirements through installation of updated or replacement programs developed by third parties.

Bank regulators have recently issued additional guidance under which they are assessing Year 2000 readiness. The failure of a financial institution, such as the Company, to address deficiencies in the Year 2000 management process could result in (I) enforcement actions that could have a material adverse effect on the institution; (ii) the imposition of civil money penalties; or (iii) the delay of receipt of regulatory approval for certain activities or acquisitions.

Awareness Phase
This phase consists of defining the Y2K problem; developing the resources necessary to perform compliance work, establishing a Y2K program committee and developing an overall strategy that encompasses in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers (including correspondents). Currently all of the Company's major computer processing functions are outsourced to third party vendors. This phase has been completed by the Company's Y2K committee (see below).

Assessment Phase
The Company has organized a Y2K committee, comprised of senior officers, staff employees and a consultant, to research, develop and implement a plan that will correct the issue within the time lines established by the Company's regulators. The committee has substantially completed an assessment, identified mission critical systems, and created a formal tracking system identifying all third party vendors and their Y2K compliant version of systems. Mission critical systems include hardware, software, program interfaces, operating systems as well as other mechanical systems. Based upon the results of the assessment, the Company has established internal time frames to upgrade or replace its existing hardware and software systems. During 1998, the Company replaced its teller system hardware and software in its retail branch network.

The assessment phase has been materially completed but is considered an ongoing phase for the Company. The Company is in the process of developing its contingency plan. The Company has currently estimated the total costs associated with the Y2K issues to be $140,000. As of June 30, 1999, the Company has incurred approximately $60,000 of Y2K expenses. The Company continues to evaluate the estimated costs associated with achieving Y2K readiness based upon its experience to date. However, no assurances can be given that the Company or the third party vendors to whom the Company outsources it information systems will solve all the issues in a successful and timely fashion or that the costs of such efforts will not exceed current estimates.

Renovation Phase
This phase includes hardware and software upgrades, system replacements, vendor certification, and other associated changes. Work has been prioritized based on information gathered during the assessment phase. The Company relies on outside servicers for its data processing and third party vendors for certain in-house processing functions. Each servicer and vendor has been contacted and has or will provide information to the Company concerning their efforts to comply with the Y2K issue.

Validation Phase
Testing is a multifaceted process that is critical to the Y2K project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. Management will work with its service bureau and third-party software vendors to establish controls to assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, the Company will be in ongoing discussions with its vendors on the success of their validation efforts.

Implementation Phase
In this phase, systems should be validated as Y2K compliant and be accepted by the Company. For any system failing certification, the business effect must be assessed clearly and the organization's Y2K contingency plans should be implemented. Any potentially noncompliant mission-critical system should be brought to the attention of executive management immediately for resolution. In addition, this phase must ensure that any new systems or subsequent changes to verified systems are compliant with Y2K requirements.

In summary, the Company recognizes Y2K as a global issue with potentially catastrophic results if not addressed. The Company has and will continue to undertake all the necessary steps to protect itself and its customers concerning the Y2K issue. If the Company does not solve such issues, or does not do so in a timely manner, the Y2K issue could have a material adverse impact on the Company's business, future operating results and financial condition.

FINANCIAL CONDITION
The Company's total assets decreased to $269.8 million at June 30, 1999 from $271.3 million at December 31, 1998. The decrease was principally due to the securitization and delivery of loans held for sale which were originated in the fourth quarter of 1998 and the first quarter of 1999. The Company also incurred a small run-off in its portfolio of certificates of deposit which declined to $64.0 million at June 30, 1999 from $65 million at year-end 1998. This run-off was principally in high rate CDs.

Investment and Mortgage-Backed Securities
Investments and mortgage backed securities available for sale increased by $832,000 to $29.9 million at June 30, 1999 primarily as a result of the purchase of $13.4 million of mortgage-backed securities, offset by the sale of $4.9 million of securities and amortization of $7.7 million. The portfolio of investment and mortgage-backed securities held to maturity increased to $19.3 million, an increase of $9.1 million, as a result of the purchase of $9.6 million of mortgage-backed securities. Future increases in interest rates could reduce the value of these investments.

Loans and Loans Held for Sale
Loans held for sale decreased by $17.4 million during the first half of 1999, as a result of the decrease in fixed rate loan production during the first half of 1999. Total mortgage loan production for the first six months of 1999 totaled $73.1 million.

The permanent loan portfolio increased by $4.1 million to $193.1 million at June 30, 1999. The increase was primarily in residential first mortgage loans.

CREDIT QUALITY
Non-Performing Loans
Non-accrual loans were $249,000 at June 30, 1999. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to the full, timely collection of principal and interest or when a loan becomes contractually past due by ninety (90) days or more, unless the loan is adequately secured and is in the process of collection.

When a loan is placed on non-accrual status, all interest previously accrued, but not collected is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and the ultimate collection of principal and interest is probable. Following collection procedures the Company generally institutes appropriate action to foreclose the property.

Real Estate Acquired by Foreclosure
Real estate acquired by foreclosure totaled $718,000 at June 30, 1999, the same as at December 31, 1998. Real estate acquired by foreclosure is reflected at the lower of the net carrying value or fair value of the property less estimated costs of disposition. These properties consist mainly of land and single family and multi-family dwellings. The Company currently has one piece of property totaling $650,000, which is a 98 acre parcel of land in Rowley, Massachusetts, which has been permitted to create a 40-lot detached single family residential subdivision and 10 commercial building lots. There remains outstanding a title claim to a portion of the property. The claim is being defended by the Company's title insurance company on behalf of Historic Ipswich, Inc., the owner. The Company anticipates that the title issue will be resolved in Land Court during 1999; however, the ultimate resolution cannot be predicted. The residential and commercial portions of the property are currently under agreement to purchase for more than the book value of the entire parcels. One of the stipulations in the purchase agreement on the residential side is favorable resolution of the title issue.

Allowance for Loan Loss
The allowance for loan loss was $1.8 million at June 30, 1999 and $1.7 million at December 31, 1998. The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. In evaluating current information and events regarding borrowers' ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amount due according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

Liabilities
Deposits increased by $2.5 million to $202.2 million at June 30, 1999 from $199.8 million at December 31, 1998. The increase took place primarily in interest-bearing checking accounts as a result of the Company's continuing program to attract transaction account balances.

Federal Home Loan Bank of Boston advances decreased by $5.0 million to $48.0 million at June 30, 1999 from $53.0 million at December 31, 1998 as a function of cash and liquidity management.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

General
The Company reported net income of $693,000 or $.27 per fully diluted share for the second quarter of 1999. This compares with $612,000 or $.24 per fully diluted share for the second quarter of 1998. This represents a 13% increase in net income compared to the same period last year. The second quarter return on equity was 18.18% which compared to 19.03% in the second quarter of 1998. The second quarter return on assets was 1.05% which compares to 1.03% for the same period in 1998.

Net Interest and Dividend Income
Compared to the second quarter of 1998, net interest income grew $166,000 or 9% as a result of $24.7 million growth in earning assets. For the second quarter of 1999, net interest margin was 3.19% compared to 3.25% for the second quarter of 1998.

Non-interest Income
The second quarter non-interest income of $666,000 is an increase of $51,000, or 8% from the second quarter of 1998. This increase is principally due to the growth in retail banking fees as a result of the Company's effort to attract transaction accounts. This growth was realized as a result of the opening of two new Bank branches in the second half of 1998 and the corresponding deposit balances generated from those openings. Net mortgage banking revenues declined by $50,000 in the second quarter of 1999 versus the same quarter of 1998. The level of mortgage loan production declined $11.8 million from $47.8 million in 1998 to $36 million in 1999. The decline in loan volume translates into lower mortgage banking fees and gains on sale of loans.

Non-interest Expense
Total non-interest expenses were $1.7 million for the second quarter of 1999 versus $1.5 million for the same quarter in 1998. This represents a 12% increase in expenses. The increase is principally the result of the addition of two new branches in the second half of 1998 which resulted in a higher level of salary and benefit costs and occupancy and equipment costs. Additionally, the Company added support level operational staff in the second half of 1998 as a means to support potential future expansion.

Income Tax Expense
The second quarter effective tax rate was 30% compared to 36% for the second quarter of 1998. A lower tax rate for 1999 was due primarily to the formation of a residential mortgage REIT which resulted in the Company realizing a lower state tax expense.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

General
The Company reported net income for the six months ended June 30, 1999 of $1.4 million, or $.53 per fully diluted share compared to $1.4 million, or $.55 per fully diluted share for the same period last year. Return on equity was 18.13% and 22.6% for the six months ended June 30, 1999 and 1998, respectively. Return on average assets was 1.00% and 1.21% for the six months ended June 30, 1999 and 1998, respectively.

Net Interest and Dividend Income
Total net interest and dividend income was $4.1 million for the six months ended June 30, 1999 versus $3.7 million for the same time frame in 1998. This reflects the Company's growth in its average earning assets of $33.9 million for the first half of 1999 versus the same time frame in 1998. The 1999 net interest margin was 3.23% compared to 3.37% for the same time frame in 1998. This reflects the declining interest rate environment experienced in the second half of 1998 and the interest rates on loans placed in the portfolio during that time frame. Additionally, the Company experienced significant amortization and pre-payment in its investment portfolio, which is primarily comprised of mortgage-backed securities. The pre-payments resulted in the Company realizing a decline for the interest rate earned on those investments.

Non-Interest Income
Non-interest income for the first half of 1999 was $1.6 million, versus $1.2 million for the same time frame in 1998. The Company continued to realize strong growth in its retail banking fees, which increased by 33% in 1999 versus 1998. This was a result of the Company's continuing efforts to generated transaction accounts and corresponding fees generated from those accounts. Mortgage banking revenues increased by $80,000, or 12% in 1999 versus 1998. In the first half of 1998, the Company created a reserve for a write-down on its mortgage servicing rights of $140,000 as a result of declining interest rates. The Company created a reserve of $153,000 in the first half of 1999.

Non-Interest Expenses
Non-interest expenses for the first six months of 1999 excluding the one-time charge for the holding company and REIT formations, was $3.3 million versus $2.7 million for the first six months of 1998. The increase in expenses reflects the addition of two new branches which were added in the second half of 1998. The line items affected by these branches were salary and benefits, occupancy and data processing costs. Additionally, the Company realized an increase in operating expenses as a result of the addition of support staff to manage potential future expansion.

Income Tax Expense
The six-month 1999 effective tax rate was 30% compared to 36% for the six-month time frame ended June 30, 1998. The lower rate for 1999 was due primarily to the establishment of the REIT, which will allow the Company to realize a lower state tax expense.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies of the Asset/Liability Committees (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk
Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a simulation model and static GAP reports to quantify the estimated exposure of NII to sustained interest rate changes. ALCO monitors simulated NII sensitivity over a rolling two-year horizon to gauge its interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. A parallel and pro forma shift in rates of 200 basis points (bp) upward and downward on a static balance sheet over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of the most recently reviewed time frame, April 30, 1999 versus December 31, 1998.

           Rate Change                        Estimated NII Sensitivity
                                                  1999          1998
                                                  ------------------
            +200pb                                (5.60%)    (13.3%)
            -200pb                                 5.59%       8.5%

The preceding sensitivity analysis does not represent the Company's forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, investment/ replacement of asset and liability cash-flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings
None

Item 2.                      Changes in Securities
None

Item 3.                      Defaults Upon Senior Securities
None

Item 4.                      Submission of Matters to a Vote of Security Holders

a.             The Bank's  Annual  Meeting of Stockholders was held on April 28,
               1999.

b. The following is a brief description of the matters voted upon at the Annual Meeting, including the tabulation of votes:
               1. Approval of the reorganization of Ipswich Savings Bank into the holding company form of ownership by approving a Plan of Reorganization and Acquisition pursuant to which Ipswich Savings Bank has become a wholly owned subsidiary of the Company and each outstanding share of common stock of the Bank was exchanged for one share of the common stock of the Company.

                             Votes For   Votes Against  Abstentions   Broker Non-Votes
                             -----------------------------------------------------------
                             1,805,069      35,302        7,170          400,808

               2.            Approval of the Ipswich Savings Bank 1998 Stock Incentive Plan.
                             Votes For      Votes Against Abstentions   Broker Non-Votes
                             2,017,135         202,914      28,300

               3.            Election of two Directors, each for a three-year term

                                                   Votes For     Votes Withheld
                             William E. George     2,104,505     143,844
                             Lawrence J. Pszenny   2,109,755     138,594

               4.            Election of the Clerk of the Bank for a one-year term
                                            Votes For                    Votes Withheld Abstentions
                             Mariell Lyons  2,103,051                    134,000                      10,632

Item 5.                      Other Information
None

Item 6.                      Exhibits and Reports on Form 8-K
a.             Exhibits

b.             Reports on Form 8-K
               1.            The Company filed a Current Report on Form 8-K (Item 5) on July 9, 1999.

c.             Exhibits
               2.1           Plan of Reorganization and Acquisition dated as of February 17, 1999 between the Company and Ipswich
                                Savings Bank incorporated by reference to the Company's Form 8-K filed on July 9, 1999.

               3.1           Articles of Organization of the Company.
               3.2           By-laws of the Company.

               4.1           Specimen stock certificate for the Company's Common Stock

               10.1          Lease dated August 10, 1992 for premises located at Route 133 and Route 1, Rowley, Massachusetts.
               10.2          Lease dated April 25, 1994 for premises located at 451 Andover Street, North  Andover, Massachusetts.
               10.3          Lease dated March 4, 1996 for premises located at 588 Cabot Street, Beverly, Massachusetts.
               10.4          Lease dated July 27, 1997 for premises located at 600 Loring Avenue, Salem, Massachusetts.
               10.5          Lease dated February 27, 1998 for premises located at 89 Pleasant Street, Marblehead, Massachusetts
               10.6          Lease dated June 12, 1998 for premises located at 470 Main Street, Reading, Massachusetts.
               10.7*         Incentive Compensation Plan for Senior Management and certain other officers dated September 15, 1995.
               10.8*         Director  Recognition and Retirement Plan adopted as of May  18,  1999.
               10.9*         Merger and  Severance  Benefits  Program  dated February 18, 1998.
               1010*         Amended and Restated Employment and Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and David L. Grey.
               10.11*        Amended and Restated Employment and Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and Francis Kenney
               10.12*        Amended and Restated Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and
                                 Thomas R. Girard
               10.13*        Employment Agreement dated June 18, 1998 between Ipswich Savings Bank and Richard P. Duffett.
               10.14(a)*     Amended and Restated Split Dollar Agreement dated May 18, 1999 among
                                Ipswich Savings Bank, Eastern Bank and David L. Grey.
               10.14(b)*     Amended and Restated Ipswich Irrevocable Insurance Trust dated as of May 18, 1999 by and between
                                Ipswich Savings Bank and Eastern Bank.
               10.15         Contract  with Bank's data  processor  dated  February 14,  1997.
               10.16*        1992 Incentive and Non-qualified Stock Option Plan incorporated by reference to the
                                Company's Registration Statement on Form S-8 filed on July 22, 1999.
               10.17*        1996 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form
                                S-8 filed on July 22, 1999.
               10.18*        1998 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form
                                S-8 filed on July 22, 1999.
               10.19*        Deferred Stock Compensation Plan for Directors incorporated by reference to the Company's Form S-8 filed on July 22, 1999.

               10.20*        Savings Bank Employees Retirement Associations 401 (k) Plan as adopted by Ipswich Savings Bank incorporated by the Company's Registration Statement on Form S-8 filed on July 22, 1999.

               11.           A statement regarding the computation of earnings per share is included in the Notes to Consolidated
                             Financial Statements.

               12.           Not applicable.

               27.           Financial Data Schedule.

*              Denotes Management Contract or Compensation Plan.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSWICH BANCSHARES, INC.


By:   /s/           David L. Grey               Date: August 12, 1999
      -------------------------------------     -----
      David L. Grey
      President and Chief Executive Officer


By:   /s/           Francis Kenney              Date: August 12, 1999
      -------------------------------------     -----
      Francis Kenney
      Treasurer
      (Principal Financial Officer and Principal Accounting Officer)