Form 10-Q
period 1999-09-30
IPSWICH BANCSHARES INC
filed 1999-11-12
CIK 1089857

Form 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended September 30, 1999.

                                       OR

                [  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 0-26663

                            IPSWICH BANCSHARES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                         04-3459169
--------------------------------------------------------------------------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

23 Market Street, Ipswich, Massachusetts                                   01938
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (978) 356-7777
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes [ X ]     No [  ]

The number of shares outstanding of the Registrant's common stock as of November 5, 1999 is:

--------------------------------------------------------------------------------
Common stock, par value $.10 per share                               2,525,427
                        (Class)                                    (Outstanding)

                                        IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                               Consolidated Balance Sheets
                                      (Dollars in thousands, except per share data)

                                                                            September 30,  December 31,   September 30,
                                                                                1999           1998             1998
                                                                            ----------      ----------      ----------
                                    Assets                                   (unaudited)    (unaudited)      (unaudited)

Cash and due from banks                                                          6,743           7,079           7,373
Interest-bearing deposits and federal funds sold                                 7,929           5,016           1,987
Investment securities available for sale                                        35,844          29,085          21,031
Investment securities held to maturity                                          21,395          10,196          17,168
Loans held for sale                                                                  0          24,000           5,045

Loans:
     Residential                                                               163,135         161,840         162,221
     Home equity                                                                21,993          19,772          19,302
     Commercial                                                                  4,969           6,191           6,310
     Consumer                                                                    1,090           1,188           1,143
                                                                            ----------      ----------      ----------
          Total gross loans                                                    191,187         188,991         188,976

Allowance for possible loan losses                                              (1,819)         (1,742)         (1,757)
                                                                            ----------      ----------      ----------

      Net loans                                                                189,368         187,249         187,219
                                                                            ----------      ----------      ----------

Stock in FHLB of Boston                                                          3,977           2,905           2,905
Savings Bank Life Insurance Company stock                                          253             253             253
Banking premises and equipment, net                                              3,201           3,298           3,096
Other real estate owned, net                                                       718             718             765
Accrued interest receivable                                                      1,301           1,053           1,195
Deferred premium on loans sold/mortgage servicing rights, net                    1,326             229           1,310
Other assets                                                                       214             247              87
                                                                            ----------      ----------      ----------

      Total assets                                                             272,269         271,328         249,434
                                                                            ==========      ==========      ==========

                     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
     Non-interest-bearing checking accounts                                     19,034          18,656          16,733
     Interest-bearing checking accounts                                         25,360          22,954          19,349
     Savings accounts                                                           36,398          37,768          35,521
     Money market accounts                                                      58,167          55,418          52,714
     Certificates of deposit                                                    64,064          64,961          67,092
                                                                            ----------      ----------      ----------
          Total deposits                                                       203,023         199,757         191,409


  Borrowed funds                                                                48,000          53,000          40,000
  Mortgagors' escrow accounts                                                    1,047           1,043           1,074
  Deferred income tax liability, accrued expenses and other liabilities          3,760           3,305           3,213
                                                                            ----------      ----------      ----------

      Total liabilities                                                        255,830         257,105         235,696
                                                                            ----------      ----------      ----------


Equity capital                                                                  16,305          14,038          13,532
Unrealized gain on investment securities available for sale, net                   134             185             206
                                                                            ----------      ----------      ----------
      Total stockholders' equity                                                16,439          14,223          13,738
                                                                            ----------      ----------      ----------

      Total liabilities and stockholders' equity                               272,269         271,328         249,434
                                                                            ==========      ==========      ==========

Shares outstanding                                                           2,525,427       2,392,286       2,392,286

Selected data (end of period):

  Equity to assets  (in %)                                                        6.04            5.24            5.51
  Total non-performing assets, net                                                 809           1,186           1,774
  Loans serviced for investors                                                  91,573          18,848         108,997
  Book value per share                                                            6.51            5.95            5.74

                                   IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Income
                                 (Dollars in thousands, except per share data)

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                            1999          1998          1999          1998
                                                         ---------     ---------     ---------     ---------
                                                         (unaudited)   (unaudited)   (unaudited)   (unaudited)
Interest and dividend income:
   Loans                                                     3,587         3,442        10,816        10,345
   Investment securities available for sale                    540           262         1,613           677
   Investment securities held to maturity                      344           311           803         1,138
   Interest-bearing deposits and federal funds sold             65            38           137            84
                                                         ---------     ---------     ---------     ---------

      Total interest and dividend income                     4,536         4,053        13,369        12,244
                                                         ---------     ---------     ---------     ---------
Interest expense:
   Deposits                                                  1,623         1,686         4,844         4,741
   Borrowed funds                                              634           566         2,081         1,934
                                                         ---------     ---------     ---------     ---------

      Total interest expense                                 2,257         2,252         6,925         6,675
                                                         ---------     ---------     ---------     ---------

      Net interest and dividend income                       2,279         1,801         6,444         5,569

Provision for possible loan losses                              10            45           100           135
                                                         ---------     ---------     ---------     ---------
      Net interest and dividend income after
        provision for possible loan losses                   2,269         1,756         6,344         5,434
                                                         ---------     ---------     ---------     ---------
Non-interest income:
   Mortgage banking revenues, net                              437           309         1,199           991
   Retail banking fees                                         341           306         1,064           849
   Net gain on sales of securities                               0             0            65            16
   Other                                                        41             7            47            11
                                                         ---------     ---------     ---------     ---------

      Total non-interest income                                819           622         2,375         1,867
                                                         ---------     ---------     ---------     ---------

      Net interest, dividend and non-interest income         3,088         2,378         8,719         7,301
                                                         ---------     ---------     ---------     ---------
Non-interest expenses:
   Salaries and employee benefits                              834           664         2,396         1,933
   Occupancy and equipment expenses                            226           181           676           483
   Data processing services                                    205           215           564           481
   Marketing expense                                           102           158           368           448
   Professsional fees                                           71            45           231           185
   Office expense                                              100            85           294           265
   Other                                                        80            91           409           354
                                                         ---------     ---------     ---------     ---------

      Total non-interest expenses                            1,618         1,439         4,938         4,149
                                                         ---------     ---------     ---------     ---------

Expenses from Holding Company & REIT formation                   0             0           380             0

Income before income taxes                                   1,470           939         3,401         3,152

Income tax expense                                             441           338         1,020         1,135
                                                         ---------     ---------     ---------     ---------

      Net income                                             1,029           601         2,381         2,017
                                                         =========     =========     =========     =========

Basic earnings per share                                      0.41          0.25          0.97          0.84
Diluted earnings per share                                    0.40          0.24          0.94          0.79

Weighted average common shares outstanding (basic)       2,525,227     2,391,614     2,460,572     2,389,704
Weighted average common shares outstanding (diluted)     2,550,416     2,555,866     2,539,232     2,561,337

Dividends per share                                           0.05          0.04          0.15          0.12

Selected performance data:

  (Expense ratios exclude one time charges)
   Return on average equity  (in %)                          25.74         17.96         20.78         20.97
   Return on average assets  (in %)                           1.52          1.00          1.18          1.14
   Net interest margin  (in %)                                3.51          3.09          3.33          3.30
   Expenses to average assets  (in %)                         2.40          2.40          2.44          2.34
   Efficiency ratio  (in %)                                  53.35         62.53         56.84         57.82
   Mortgage and equity loan production                      23,076        47,405        96,189       152,509


                                         IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Changes in Stockholders' Equity
                                       Nine Months Ended September 30, 1999 and 1998
                                       (Dollars in thousands, except for share data)
                                                        (unaudited)

                                                                                                   Accumulated
                                                                       Additional                       other          Total
                                           Shares           Common       paid-in      Retained     comprehensive   stockholders'
                                         outstanding         stock       capital      earnings          income        equity
                                         -----------         -----       -------      --------          ------        ------
Balance at December 31, 1997              2,385,076           239         1,969         9,559             66         11,833

Comprehensive income:
  Net income                                      0             0             0         2,017              0          2,017
  Change in net unrealized gain/
      (loss) on investment securities
      available for sale                          0             0             0             0            140            140
                                          ---------     ---------     ---------     ---------      ---------      ---------
Total comprehensive income                        0             0             0         2,017            140          2,157

Cash dividends ($.12 per share)                   0             0             0          (286)             0           (286)
Stock options exercised                       7,210             0            18             0              0             18
Issuance of stock rights                          0             0            16             0              0             16
                                          ---------     ---------     ---------     ---------      ---------      ---------
Balance at September 30, 1998             2,392,286           239         2,003        11,290            206         13,738

Comprehensive income:
  Net income                                      0             0             0           621              0            621
Change in net unrealized gain/
    (loss) on investment securities
    available for sale                            0             0             0             0            (21)           (21)
                                          ---------     ---------     ---------     ---------      ---------      ---------
Total comprehensive income                        0             0             0           621            (21)           600

Cash dividends ($.05 per share)                   0             0             0          (121)             0           (121)
Stock options exercised                           0             0             0             0              0              0
Issuance of stock rights                          0             0             6             0              0              6
                                          ---------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1998              2,392,286           239         2,009        11,790            185         14,223

Comprehensive income:
  Net income                                      0             0             0         2,381              0          2,381
Change in net unrealized gain/
    (loss) on investment securities
    available for sale                            0             0             0             0            (51)           (51)
                                          ---------     ---------     ---------     ---------      ---------      ---------
Total comprehensive income                        0             0             0         2,381            (51)         2,330

Cash dividends ($.15 per share)                   0             0             0          (373)             0           (373)
Issuance of stock rights                          0             0            18             0              0             18
                                          ---------     ---------     ---------     ---------      ---------      ---------
Balance September 30, 1999                2,525,427           253         2,254        13,798            134         16,439
                                          =========     =========     =========     =========      =========      =========

                                              IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                            Nine Months Ended September 30, 1999 and 1998
                                                       (Dollars in thousands)
                                                             (unaudited)

                                                                           1999           1998
                                                                           ----           ----
Net cash flows from operating activities:
  Net income                                                                2,381        2,017

  Adjustments  to reconcile net income to net cash provided (used)
  by operating activities:
       Provision for possible loan losses                                     100          135
       Deferred income tax expense                                              0          (94)
       Depreciation expense                                                   252          167
       Amortization of premiums on investment securities, net                 129           55
       (Gain) on sale of loans, net                                          (977)      (1,218)
       (Gain) on sale of real estate acquired by foreclosure                    0         (153)
       (Gain) on investment securities available for sale, net                (65)         (16)
       Origination of loans held for sale                                 (72,592)    (117,560)
       Proceeds from sale of loans                                         11,544       22,059
       Proceeds from sale of securitized loans                             76,954       87,470
       (Increase) decrease in loan origination fees                          (170)         214
       (Decrease) in loan discounts                                            (2)         (39)
       (Increase) in deferred premium on loans sold and mortgage
       servicing rights                                                    (1,097)        (824)
       (Increase) in accrued interest receivable                             (248)         (59)
       Decrease in other assets, net                                           33           75
       Increase in accrued expenses and other liabilities                     489          126
                                                                         --------     --------

  Net cash provided (used) by operating activities                         16,731       (7,645)

Net cash flows from investing activities:
  Purchase of investment securities available for sale                    (13,380)     (10,619)
  Principal paydowns on investment securities available for sale           10,674        5,678
  Proceeds from the sale of investment securities available for sale        4,860        1,474
  Purchase of investment securities held to maturity                      (13,926)      (4,067)
  Principal paydowns on investment securities held to maturity                736        3,211
  Principal from the call of investment securities held to maturity         2,000        7,000
  Purchases of stock in FHLB of Boston                                     (1,072)        (861)
  Net (increase) in loans                                                  (2,047)     (11,072)
  Proceeds from sale of real estate acquired by foreclosure                     0          160
  Purchases of equipment, net                                                (155)        (604)
                                                                         --------     --------
  Net cash (used) provided by investing activities                        (12,310)      (9,700)

Cash flows from financing activities:

  Net proceeds from the issuance of common stock                              259           35
  Cash dividends                                                             (373)        (287)
  Net increase in deposits                                                  3,266       20,168
  Proceeds from Federal Home Loan Bank advances                            69,500      108,649
  Repayment of Federal Home Loan Bank advances                            (74,500)    (109,009)
  Increase in mortgagors' escrow accounts                                       4          376
                                                                         --------     --------

  Net cash (used) provided by financing activities                         (1,844)      19,932
                                                                         --------     --------

Net increase in cash and cash equivalents                                   2,577        2,587

Cash and cash equivalents at beginning of year                             12,095        6,798
                                                                         --------     --------

Cash and cash equivalents at end of year                                   14,672        9,385
                                                                         ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for:
       Interest on deposit accounts                                         4,844        4,741
       Interest on borrowed funds                                           2,081        1,934
       Income tax expense, net                                              1,020        1,135

Supplemental schedule of non-cash investing and financing activities:
  Conversion of residential real estate loans to mortgage-
  backed securities                                                        87,520       86,417
  Transfer of real estate acquired by foreclosure to loans                      0          422
  Net (decrease) required by Statement of Financial Accounting
  Standards No. 115:
       Investment securities                                                  (11)         234
       Deferred income tax liability                                           40           94
       Net unrealized gain (loss) on investment securities available
       for sale                                                               (51)         140

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           September 30, 1999 and 1998

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses, the valuation of real estate acquired by foreclosure, and the valuation of originated mortgage servicing rights.

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

ITEM 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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

The Company's operating results for the three and nine months ended September 30, 1999 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Savings Bank, Ipswich Preferred Capital Corporation ("IPCC"), Ipswich Securities Corporation, North Shore Financial Services, Rowley Investment Corporation and Historic Ipswich, Inc. The Company is in the business of making residential mortgage loans, while attracting deposits from the general public to fund those loans. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North

Andover, Rowley, Reading and Salem, Massachusetts. The Company operates Automatic Teller Machines at its Main Office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).

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

Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and mortgage backed securities are shown as if the entire balance came due on the repricing date. Estimates of fixed rate loan amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a results of this analysis, the static GAP position in the 0 to 12 months range is a negative $46.6 million at September 30, 1999.

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

LIQUIDITY

The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage backed securities and investments, sales and maturities of investments, loan sales, deposits, and Federal Home Loan Bank of Boston (FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowed facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $48.0 million at September 30, 1999.

During 1999 the primary sources of liquidity were $88.5 million in loan sales, principal amortization from mortgage backed securities of $11.4 million and the sale of a fixed rate mortgage backed security of $4.9 million. The primary uses of funds were $96.2 million in residential mortgage loan originations and $27.3 million in investment purchases.

CAPITAL ADEQUACY

Total stockholders' equity at September 30, 1999 was $16.4 million, an increase of $2.2 million from $14.2 million at the end of 1998. Included in stockholders' equity at September 30, 1999 is an unrealized gain on marketable securities available for sale, net of taxes, of $134,000, a decrease of $51,000 as compared to $185,000 at December 31, 1998. At September 30, 1999, neither the Federal Reserve Board nor the FDIC permitted the unrealized gain or loss to be used in the calculation of the Tier 1 leverage capital (see below). Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity. Tier 1 leverage capital was 5.57% at September 30, 1999, compared to 5.24% at December 31, 1998. The Company's Tier 1 capital is reduced as a result of its holding, in a Bank subsidiary, a parcel of land taken as OREO. The land is currently being marketed for sale (see Real Estate Acquired by Foreclosure).

The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% for a bank to be classified as "well-capitalized"). At September 30, 1999, the Bank's Tier 1 leverage capital ratio was 5.56% (compared to 5.50% at December 31, 1998).

The Federal Reserve and the FDIC have also imposed risk-based capital requirements on the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At September 30, 1999, the Bank's total and Tier 1 risk-based capital ratios were 12.79% and 11.53% (compared to 11.70% and 10.45% at December 31, 1998).

As of September 30, 1999, the Bank was considered "well-capitalized" under applicable regulatory capital guidelines.

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

Since the Company's information system functions are either outsourced to service bureaus or processed in-house using programs developed by third-party vendors, the direct effort to correct Y2K issues will be undertaken largely by third parties and will therefore not be within the company's direct control. The Company expects to bring its mission critical operating systems into compliance with Y2K requirements through installation of updated or replacement programs developed by third parties.

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

The assessment phase has been materially completed but is considered an ongoing phase for the Company. The Company is in the process of developing its contingency plan. The Company has currently estimated the total costs associated with the Y2K issues to be $140,000. As of September 30, 1999, the Company has incurred approximately $100,000 of Y2K expenses. The Company continues to evaluate the estimated costs associated with achieving Y2K readiness based upon its experience to date. However, no assurances can be given that the Company or the third party vendors to whom the Company outsources it information systems will solve all the issues in a successful and timely fashion or that the costs of such efforts will not exceed current estimates.

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

FINANCIAL CONDITION

The Company's total assets increased to $272.3 million at September 30, 1999 from $271.3 million at December 31, 1998. The Company added $18 million in investment securities offset by a decline of $24 million in mortgages held for sale.

Investment and Mortgage-Backed Securities

Investments and mortgage backed securities available for sale increased by $6.8 million to $35.8 million at September 30, 1999 primarily as a result of the securitization of $9.1 million of adjustable rate mortgage loans from the loan portfolio, offset by the sale of $4.9 million of securities and amortization of $10.7 million. The portfolio of investment and mortgage-backed securities held to maturity increased to $21.4 million, an increase of $11.2 million, as a result of the purchase of $13.9 million of mortgage-backed securities and callable agency securities. Future increases in interest rates could reduce the value of these investments.

Loans and Loans Held for Sale

Loans held for sale decreased by $24 million during the first nine months of 1999, as a result of the decrease in fixed rate loan production and the delivery of loans held for sale into forward mortgage-backed security commitments. Total mortgage loan production for the first nine months of 1999 totaled $96.2 million.

The permanent loan portfolio increased by $2.2 million to $191.2 million at September 30, 1999. The increase was primarily in adjustable rate residential first mortgage loans.

CREDIT QUALITY

Non-Performing Loans

Non-accrual loans were $91,000 at September 30, 1999. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to the full, timely collection of principal and interest or when a loan becomes contractually past due by ninety (90) days or more, unless the loan is adequately secured and is in the process of collection.

When a loan is placed on non-accrual status, all interest previously accrued, but not collected is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and the ultimate collection of principal and interest is probable. Following collection procedures the Company generally institutes appropriate action to foreclose the property.

Real Estate Acquired by Foreclosure

Real estate acquired by foreclosure totaled $718,000 at September 30, 1999, the same as at December 31, 1998. Real estate acquired by foreclosure is reflected at the lower of the net carrying value or fair value of the property less estimated costs of disposition. These properties consist mainly of land and single family and multi-family dwellings. The Company currently has one piece of property totaling $650,000, which is a 98 acre parcel of land in Rowley, Massachusetts, which has been permitted to create a 40-lot detached single family residential subdivision and 10 commercial building lots. There remains outstanding a title claim to a portion of the property. The claim is being defended by the Company's title insurance company on behalf of Historic Ipswich, Inc.; the ultimate resolution cannot be predicted. Subsequent to quarter-end, the property was placed under a Purchase and Sale Agreement for more than the $650,000 carrying value. The sale is scheduled to close in the fourth quarter pending resolution of negotiated issues.

Allowance for Loan Loss

The allowance for loan loss was $1.8 million at September 30, 1999 and $1.7 million at December 31, 1998. The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. In evaluating current information and events regarding borrowers' ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amount due according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

Liabilities

Deposits increased by $3.3 million to $203.0 million at September 30, 1999 from $199.8 million at December 31, 1998. The increase was primarily in interest-bearing checking accounts as a result of the Company's continuing program to attract transaction account balances.

Federal Home Loan Bank of Boston advances decreased by $5.0 million to $48.0 million at September 30, 1999 from $53.0 million at December 31, 1998 as a function of cash and liquidity management.

Equity Capital

Equity capital increased by $2.2 million to $16.4 million of September 30, 1999. Equity was principally impacted by the nine month earnings of $2.4 million offset by dividend payments of $373,000 in 1999.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
             SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1998

General

The Company reported net income of $1.0 million or $.40 per fully diluted share for the third quarter of 1999. This compares with $601,000 or $.24 per fully diluted share for the third quarter of 1998. This represents a 71% increase in net income compared to the same period last year.

The third quarter return on equity was 25.74% which compared to 17.96% in the third quarter of 1998. The third quarter return on assets was 1.52% which compares to 1.00% for the same period in 1998.

Net Interest and Dividend Income

Compared to the third quarter of 1998, net interest income grew $478,000 or 26.5% as a result of a $31.1 million growth in average earning assets. For the third quarter of 1999, net interest margin was 3.51% compared to 3.09% for the third quarter of 1998.

Non-interest Income

The third quarter non-interest income of $819,000 is an increase of $197,000, or 31.7% from the third quarter of 1998. This increase is principally due to the growth in retail banking fees as a result of the Company's effort to attract transaction accounts. This growth was realized from opening two new Bank branches in the second half of 1998 and the corresponding deposit balances generated from those openings. Net mortgage banking revenues increased by $128,000 in the third quarter of 1999 versus the same quarter of 1998. The increase in mortgage banking revenues was due to the recapture of a reserve established in the first half of 1999 of $153,000 for the valuation of its mortgage servicing rights. The recapture was the result of an agreement to sell the rights to service approximately $90 million in mortgages. The sale is scheduled to close in the fourth quarter.

Non-interest Expense

Total non-interest expenses were $1.6 million for the third quarter of 1999 versus $1.4 million for the same quarter in 1998. This represents a 12% increase in expenses. The increase is principally the result of the addition of two new branches in the second half of 1998 which resulted in a higher level of salary and benefit costs and occupancy and equipment costs. Additionally, the Company added support level operational staff in the second half of 1998 as a means to support potential future expansion.

Income Tax Expense

The third quarter effective tax rate was 30% compared to 36% for the third quarter of 1998. The lower tax rate for 1999 was due primarily to the formation of a residential mortgage REIT which resulted in the Company realizing a lower state tax expense.

                 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1999
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

General

The Company reported net income for the nine months ended September 30, 1999 of $2.4 million, or $.94 per fully diluted share compared to $2.0 million, or $.79 per fully diluted share for the same period last year. Return on equity was 20.78% and 20.97% for the nine months ended September 30, 1999 and 1998 respectively. Return on average assets was 1.18% and 1.14% for the nine months ended September 30, 1999 and 1998, respectively.

Net Interest and Dividend Income

Total net interest and dividend income was $6.4 million for the nine months ended September 30, 1999 versus $5.6 million for the same time frame in 1998. This reflects the Company's growth in its average earning assets of $32.6 million for the first nine months of 1999 versus the same time frame in 1998. The 1999 net interest margin was 3.33% compared to 3.30% for the same time frame in 1998.

Non-Interest Income

Non-interest income for the first nine months of 1999 was $2.4 million, versus $1.9 million for the same time frame in 1998. The Company continued to realize strong growth in its retail banking fees, which increased by 25% in 1999 versus 1998. This was a result of the Company's continuing efforts to generated transaction accounts and corresponding fees generated from those accounts. Mortgage banking revenues increased by $208,000, or 21% in 1999 versus 1998. In the first nine months of 1998, the Company created a reserve for a write-down on its mortgage servicing rights of $140,000 as a result of declining interest rates which impacted 1998 revenues.

Non-Interest Expenses

Non-interest expenses for the first nine months of 1999, excluding the one-time charge for the holding company and REIT formations, was $4.9 million versus $4.1 million for the first nine months of 1998. The increase in expenses reflects the addition of two new branches which were added in the second half of 1998. The line items affected by these branches were salary and benefits, occupancy and data processing costs. Additionally, the Company realized an increase in operating expenses as a result of the addition of support staff to manage potential future expansion.

Income Tax Expense

The nine-month 1999 effective tax rate was 30% compared to 36% for the nine-month time frame ended September 30, 1998. The lower rate for 1999 was due primarily to the establishment of the REIT, which will allow the Company to realize a lower state tax expense.

ITEM 3
------
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. A parallel and pro forma shift in rates of 200 basis points (bp) upward and downward on a static balance sheet over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of the most recently reviewed time frame, September 30, 1999 versus June 30, 1999.

                Rate Change                Estimated NII Sensitivity
                -----------                -------------------------
                                    September 30, 1999           June 30, 1999
                                    ------------------           -------------
                  +200pb                 (4.70%)                    (6.08%)
                  -200pb                  5.18%                      5.03%

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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-------           -----------------
None

Item 2.           Changes in Securities
-------           ---------------------
None

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------
None

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------
None

Item 5.           Other Information
-------           -----------------
None

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
a.       Exhibits

b.       Reports on Form 8-K

         1. No reports on Form 8-K were filed during the third quarter of 1999.

c.       Exhibits

         2.1 Plan of Reorganization and Acquisition dated as of February 17, 1999 between the Company and Ipswich Savings Bank incorporated by reference to the Company's Form 8-K filed on July 9, 1999.

         3.1 Articles of Organization of the Company dated February 12, 1999 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         3.2 By-laws of the Company is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         4.1 Specimen stock certificate for the Company's Common Stock is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.1 Lease dated August 10, 1992 for premises located at Route 133 and Route 1, Rowley, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.2 Lease dated April 25, 1994 for premises located at 451 Andover Street, North Andover, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.3 Lease dated March 4, 1996 for premises located at 588 Cabot Street, Beverly, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.4 Lease dated July 27, 1997 for premises located at 600 Loring Avenue, Salem, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.5 Lease dated February 27, 1998 for premises located at 89 Pleasant Street, Marblehead, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.6 Lease dated June 12, 1998 for premises located at 470 Main Street, Reading, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.7* Incentive Compensation Plan for Senior Management and certain other officers dated September 15, 1995 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.8* Director Recognition and Retirement Plan adopted as of May 18, 1999 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.9* Merger and Severance Benefits Program dated February 18, 1998 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.10* Amended and Restated Employment and Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and David L. Grey is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.11* Amended and Restated Employment and Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and Francis Kenney is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.12* Amended and Restated Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and Thomas R. Girard is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.13* Employment Agreement dated June 18, 1998 between Ipswich Savings Bank and Richard P. Duffett is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.14(a)*Amended and Restated Split Dollar Agreement dated May 18, 1999 among Ipswich Savings Bank, Eastern Bank and David L. Grey is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.14(b)*Amended and Restated Ipswich Irrevocable Insurance Trust dated as of May 18, 1999 by and between Ipswich Savings Bank and Eastern Bank is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.15 Contract with Bank's data processor dated February 14, 1997 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

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

         10.17* 1996 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

         10.18* 1998 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

         10.19*  Deferred  Compensation  Plan  for  Directors   incorporated  by
reference to the Company's Form S-8 filed on July 22, 1999.

         10.20*Severance Agreement dated August 18, 1999 between Ipswich Savings Bank and Keirsten Scanlon.

         11. A statement regarding the computation of earnings per share is included in the Notes to Consolidated Financial Statements.

         12. Not applicable.

         27. Financial Data Schedule.


-------------
*        Denotes Management Contract or Compensation Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSWICH BANCSHARES, INC.

By:      /s/ David L. Grey                  Date:    November 9, 1999
         -----------------
         David L. Grey
         President and Chief Executive Officer

By:      /s/Francis Kenney                  Date:  November 9, 1999
         -----------------
         Francis Kenney
         Treasurer
         (Principal Financial Officer and Principal Accounting Officer)