Form 10-Q/A
period 1999-09-30
IPSWICH BANCSHARES INC
filed 2000-02-18
CIK 1089857

Form 10-Q/A
                                 Amendment No. 1

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
                        (Class)                                    (Outstanding)

Part 1. Financial Information

Item 1. Financial Statements

            The Company's Consolidated Statements of Changes in Stockholders' Equity for Nine Months Ended September 30, 1999 and 1998 is set forth below in its entirety. The Statements of Changes in Stockholders' Equity filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 inadvertently omitted a line of type.

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

                                                                                                   Accumulated
                                                                       Additional                       other          Total
                                           Shares           Common       paid-in      Retained     comprehensive   stockholders'
                                         outstanding         stock       capital      earnings          income        equity
                                         -----------         -----       -------      --------          ------        ------
Balance at December 31, 1997              2,385,076           239         1,969         9,559             66         11,833

Comprehensive income:
  Net income                                      0             0             0         2,017              0          2,017
  Change in net unrealized gain/
      (loss) on investment securities
      available for sale                          0             0             0             0            140            140
                                          ---------     ---------     ---------     ---------      ---------      ---------
Total comprehensive income                        0             0             0         2,017            140          2,157

Cash dividends ($.12 per share)                   0             0             0          (286)             0           (286)
Stock options exercised                       7,210             0            18             0              0             18
Issuance of stock rights                          0             0            16             0              0             16
                                          ---------     ---------     ---------     ---------      ---------      ---------
Balance at September 30, 1998             2,392,286           239         2,003        11,290            206         13,738

Comprehensive income:
  Net income                                      0             0             0           621              0            621
Change in net unrealized gain/
    (loss) on investment securities
    available for sale                            0             0             0             0            (21)           (21)
                                          ---------     ---------     ---------     ---------      ---------      ---------
Total comprehensive income                        0             0             0           621            (21)           600

Cash dividends ($.05 per share)                   0             0             0          (121)             0           (121)
Stock options exercised                           0             0             0             0              0              0
Issuance of stock rights                          0             0             6             0              0              6
                                          ---------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1998              2,392,286           239         2,009        11,790            185         14,223

Comprehensive income:
  Net income                                      0             0             0         2,381              0          2,381
Change in net unrealized gain/
    (loss) on investment securities
    available for sale                            0             0             0             0            (51)           (51)
                                          ---------     ---------     ---------     ---------      ---------      ---------
Total comprehensive income                        0             0             0         2,381            (51)         2,330

Cash dividends ($.15 per share)                   0             0             0          (373)             0           (373)
Stock options exercised                     133,141            14           227             0              0            241
Issuance of stock rights                          0             0            18             0              0             18
                                          ---------     ---------     ---------     ---------      ---------      ---------
Balance September 30, 1999                2,525,427           253         2,254        13,798            134         16,439
                                          =========     =========     =========     =========      =========      =========


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSWICH BANCSHARES, INC.

By:                         Date:                  February 17, 2000
         -----------------
         David L. Grey
         President and Chief Executive Officer

By:                         Date:                  February 17, 2000
         -----------------
         Francis Kenney
         Treasurer
         (Principal Financial Officer and Principal Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSWICH BANCSHARES, INC.

By:      /s/ David L. Grey                  Date:      February 17, 2000
         -----------------
         David L. Grey
         President and Chief Executive Officer

By:      /s/Francis Kenney                  Date:      February 17, 2000
         -----------------
         Francis Kenney
         Treasurer
         (Principal Financial Officer and Principal Accounting Officer)