Form 10-K
period 1999-12-31
IPSWICH BANCSHARES INC
filed 2000-03-23
CIK 1089857

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    FORM 10K - ANNUAL REPORT UNDER SECTION 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from                                 to

                        Commission file number (0-26663)

                            IPSWICH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                Massachusetts                              04-3459169
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

   23 Market Street Ipswich, Massachusetts                     01938
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (978) 356-7777 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

         Title of each class:              Name of each exchange on which
                                                      registered:
     Common Stock, $0.10 par value           NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 3, 2000, was $17,460,925. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

The number of shares outstanding of the Company's common stock, as of March 3, 2000, was 2,525,427.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information called for by Part III (Items 10, 11, 12 and 13) of this Form is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to the Annual Meeting of Stockholders of the Company to be held on April 26, 2000.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward looking statements", as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", "plan", "assume", and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward looking statements. Reliance should not be placed on forward looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements.

Certain factors that may cause such differences include, but are not limited to the following: interest rates may increase, unemployment in the Company's market area may increase, property values may decline, and general economic and market conditions in the Company's market area may decline, all of which could adversely affect the ability of borrowers to re-pay loans; general economic and market conditions in the Company's market area may decline, the value of real estate securing payment of loans and the Company's ability to make profitable loans; adverse legislation or regulatory requirements may be adopted; and competitive pressure among depository institutions may increase. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and write-downs and higher operating expenses. The Company disclaims any intent or obligation to update publicly any of the forward looking statements herein, whether in response to new information, future events or otherwise.

PART I
------

ITEM 1     BUSINESS

GENERAL

Ipswich Bancshares, Inc. (the Company) is a Massachusetts corporation whose primary business is serving as the holding company for Ipswich Savings Bank (the
Bank). On July 1, 1999, in connection with the formation of the Company as the holding company for the Bank, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly owned subsidiary of the Company. The reorganization had no impact on the consolidated financial statements.

The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates automatic teller machines at its main office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (FRB) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).

The Company's principal business is attracting deposits from the general public and using such deposits to fund its residential mortgage banking function. The Company also performs residential mortgage loan servicing. The Bank is a member of the FDIC and deposits are insured by the Bank Insurance Fund to the fullest extent authorized by law (generally $100,000 per depositor). All deposits in excess of FDIC limits are insured by the Depositors Insurance Fund. At December 31, 1999, the Company had total assets of approximately $276 million, gross loans of $193 million, total deposits of $210 million, stockholders' equity of $17 million and a regulatory Tier 1 leverage capital ratio of 6.33%.

LENDING ACTIVITIES

General. At December 31, 1999, the Company's loan portfolio, including net deferred costs and unearned discounts, totaled $193.3 million, representing 70.0% of its total assets. The principal categories of loans in the Company's portfolio are residential real estate loans secured by 1-4 family residences; residential owner-occupied construction loans; home equity loans; commercial real estate loans, which are primarily secured by multi-family residential, retail, office and industrial properties; and consumer loans. Substantially all of the mortgage loans in the Company's loan portfolio are secured by properties located in areas north and west of Boston, Massachusetts.

Residential Real Estate. The Company originates both long term fixed-rate and adjustable-rate residential real estate loans, secured by 1-4 family residences, through its mortgage lending function. The Company's mortgage operations are designed to provide consistent and ongoing earnings. Those products that the Company offers through its mortgage operations are typically 1-4 family residential loans, home equity products and residential owner-occupied construction loans. These loans are offered on both a fixed and adjustable-rate basis, which depend largely on the level of interest rates and consumer demand. In 1999, the Company originated approximately $111.7 million in residential loan and home equity products, consisting of $66.3 million of fixed and $45.4 million of adjustable-rate mortgages and home equity loans. The Company sold approximately $83.5 million in fixed-rate loans in the secondary market. The mortgage division underwrites and originates loans for the ultimate sale in the secondary market to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and institutional secondary market investors, as well as for the Company's portfolio.

The Company also originates "B" and "C" rated loans which are not saleable in the secondary market due to the borrower's inability to meet certain underwriting criteria. The Company has established guidelines on the amount loaned to a single borrower and the percentage of the loan portfolio that these loans may comprise. The maximum loan-to-value is typically 80%. At December 31, 1999, the Company held $5.3 million of B and C rated loans.

Residential Owner-Occupied Construction. The Company makes construction loans to prospective owner-occupants of single family homes. These loans require interest-only payments until completion of construction or the disbursement of the maximum allowed under the terms of the loan, whichever occurs first, at which time the loan automatically converts to a permanent, fully-amortizing, adjustable-rate loan that has a fixed-rate conversion feature. The Company's standard underwriting guidelines are used to evaluate loans that are made for amounts not exceeding 90% of the lesser of the projected appraised value of the property upon completion of construction or the cost of construction (including the purchase price of the land). Private mortgage insurance is required for all loans that exceed 80% of the lower of cost or appraised value. The Company requires borrowers to submit plans and specifications for the home, along with an executed contract with a licensed contractor. Scheduled progress payments are made only after inspections and periodic title updates are completed.

Home Equity Loans. A home equity loan may be made as a term loan or as a revolving line of credit and is typically secured by a second mortgage on the borrower's home. The Company will typically originate home equity loans in an amount up to 90% of the appraised value of the home, less any loans outstanding that are secured by the home. These loans have a maximum life of twenty years.

Commercial Real Estate Loans. The Company offers limited commercial banking services to small businesses in its immediate market area. The Company has established underwriting criteria to limit its exposure to risk from one particular industry or borrower concentration. The current portfolio of commercial real estate loans are primarily secured by mixed-use commercial properties, multi-family residential properties, commercial and industrial buildings, land and several churches. Commercial real estate loans traditionally carry higher credit risk than residential loans. As a result, the Company assigns a higher allocation percentage of the allowance for possible loan losses to commercial real estate and industrial loans than to other types of loans in the portfolio.

Consumer Loans. The Company also makes loans for personal or consumer purposes. The Company's consumer loans consist of passbook, credit cards, installment and overdraft protection loans.

Loan Portfolio and Maturity. The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated.

                                                                         At December 31,
                                        1999              1998               1997               1996                 1995
                                  ----------------    ---------------   --------------    ------------------   -----------------
                                  Amount   Percent    Amount  Percent   Amount  Percent   Amount     Percent   Amount    Percent
                                  ------   -------    ------  -------   ------  -------   ------     -------   ------    -------
                                                            (Dollars in Thousands)
Mortgage Loans:
  Residential                    $162,633    84.4%  $160,153   84.9%  $136,345    82.6%   $94,384      78.2%   $64,323     69.7%
  Residential owner-
    occupied construction             890     0.5      1,412    0.7      2,638     1.6      4,568       3.8      6,074      6.6
  Home equity                      23,385    12.1     19,772   10.5     18,035    10.9     14,545      12.0     13,507     14.6
                                 --------   -----   --------  -----   --------   -----    -------     -----    -------    -----
      Subtotal                    186,908    97.0    181,337   96.1    157,018    95.1    113,497      94.0     83,904     90.9

Commercial real estate              4,873     2.5      6,191    3.3      6,717     4.1      6,618       5.5      7,670      8.3
                                 --------   -----   --------  -----   --------   -----    -------     -----    -------    -----
    Mortgage loans, gross         191,781    99.5    187,528   99.4    163,735    99.2    120,115      99.5     91,574     99.2

Consumer loans                      1,060     0.5      1,188    0.6      1,255     0.8        630       0.5        690      0.8
                                 --------   -----   --------  -----   --------   -----    -------     -----    -------    -----

    Gross loans                   192,841   100.0%   188,716  100.0%   164,990   100.0%   120,745     100.0%    92,264    100.0%
                                            =====             =====              =====                =====               =====
Plus deferred loan origination
    costs                            586                 378               606                427                  357
Less unearned discount              (100)               (103)             (143)              (147)                (154)
                                 --------           --------          --------            -------              -------

Loans, net                       193,327             188,991           165,453            121,025               92,467

Less allowance for possible
  loan losses                     (1,798)             (1,742)           (1,673)            (1,548)              (2,154)
                                 --------           --------          --------            -------              -------
Loans, net                      $191,529            $187,249          $163,780           $119,477              $90,313
                                ========            ========          ========           ========              =======

The following table sets forth residential owner-occupied construction and commercial real estate loans by maturity date as of December 31, 1999:

                            Residential Owner-Occupied   Commercial Real Estate
                            --------------------------   ----------------------
                               Amount      Percentage     Amount     Percentage
                               ------      ----------     ------     ----------
                                           (Dollars in Thousands)
Within one year                $  890         100.0%     $   14           0.3%
One to five years                   -           -         1,385          28.4
Over five years                     -           -         3,474          71.3
                               ------         -----      ------         -----

Total                          $  890         100.0%     $4,873         100.0%
                               ======         =====      ======         =====

Commercial real estate loans with maturity dates over one year:

                                 Amount
                                 ------
                         (Dollars in thousands)

Fixed interest rate              $2,770
Adjustable interest rate          2,089
                                  -----

Total                            $4,859
                                  =====

A primary focus of the Company in 1999 continued to be an emphasis on its residential lending activities. The Company experienced a decline in residential originations principally as a result of a substantial rise in interest rates. Despite the challenging environment, the Company originated approximately $111.7 in residential mortgage loans and home equity loans in 1999. Although a significant portion of the residential loans originated are sold in the secondary market, the Company's portfolio of residential loans increased by $2.5 million during 1999 to $162.6 million at December 31, 1999, representing 84.4% of the total loan portfolio at year end. Residential loans increased by $23.8 million in 1998 to $160.2 million or 84.9% of the loan portfolio.

Home equity loans increased by $3.6 million to $23.4 million in outstanding balances at December 31, 1999. The Company originated over $15.3 million in home equity loans in 1999, written at an introductory rate of 3.99% for the first six months, and repricing thereafter at the Prime Rate for the remaining term of the loan if the line is greater than $25,000 (Prime +1% for lines less than $25,000). These loans have a maximum life of twenty (20) years. Home equity loans increased by $1.7 million in 1998 versus 1997.

Residential owner-occupied construction loans decreased by $522,000 in 1999. This was principally due to the ability of developers to secure financing to build housing, thereby decreasing consumer demand for this product. It is anticipated the Company will continue to offer these loan products when it is profitable for the Company to do so. Construction loans decreased $1.2 million in 1998 versus 1997 for the same reasons.

Commercial real estate loans decreased by $1.3 million in 1999 primarily due to the Company's focus on residential mortgage lending, which offers lower risk relative to commercial real estate loans. Commercial loans decreased by $526,000 in 1998 versus 1997.

Consumer loans decreased by $128,000 in 1999 versus 1998. Consumer loans remained relatively flat in 1998 decreasing by $67,000 to $1.2 million at year end compared to the 1997 year-end balance of $1.3 million.

Loan and OREO Concentrations. The Company was an active construction and commercial real estate lender during the mid-1980s. Several large individual loans, as well as multiple loans to individual or related borrowers, were made during that period. Due principally to loan payoffs and growth in stockholders' equity, there were no loans or OREO concentrations that exceeded 10% of capital, or $1,697,500, at December 31, 1999.

Origination and Sale of Loans. Applications for residential mortgage loans are obtained through loan originators employed by the Company who solicit residential mortgage loan applications. There were six loan originators employed by the Company at December 31, 1999. These representatives, who are compensated primarily by commission, provide origination services during banking and non-banking hours at the Company or applicant's location. Residential mortgage loan applications come from referrals from real estate brokers and builders, existing customers, walk-in customers, and advertising. Consumer loan applications are primarily obtained from existing and walk-in customers who have been made aware of the Company's programs by advertising and other means. All commercial and mortgage loans must be approved by an Officer Credit Committee and exceptions to policy by the Executive Committee of the Board of Directors.

The Company's residential mortgage loans are generally originated on terms, conditions and documentation that permit their sale to the FHLMC, FNMA or other institutional investors in the secondary market. Loan sales in the secondary market provide additional funds for new residential lending.

Residential first mortgages and home equity loan originations totaled approximately $111.7 million in 1999, a decrease of 47.1%, compared to or $211.2 million in 1998. Originations decreased as a result of a substantial rise in interest rates during the year and a resulting lower level of mortgage refinancing activity.

The Company's strategy involves originating both fixed and adjustable-rate residential mortgage loans. The decision to retain loans in portfolio or to sell them in the secondary market is dependent upon the Company's liquidity and market factors.

The following table sets forth information concerning mortgage and commercial loans originated, sold, repaid, charged-off and transferred during the periods indicated.

                                                                  Year Ended December 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                 (Dollars in Thousands)
Beginning balance                                            $187,528    $163,735    $120,115
Mortgage and commercial loan originations:
    Residential                                                94,954     192,195     101,410
    Residential owner-occupied construction                     1,394       1,673       3,306
    Commercial                                                      -           -         743
    Home equity                                                15,339      17,311      14,729
                                                             --------    --------    --------

    Total mortgage and commercial loan originations           111,687     211,179     120,188

Loans held for sale at January 1                               24,000       8,031         311

Conventional loan sales:
    Servicing retained                                         67,101      84,216      18,079
    Servicing released                                         16,444      26,700      20,165
Amortization, payoffs, charge-offs, unadvanced funds           38,831      60,501      30,604
Securitized and transferred to investment portfolio             8,996           -           -
Transfers to OREO                                                  62           -           -
Transfers to loans held for sale                                    -      24,000       8,031
                                                             --------    --------    --------
    Total loan sales, amortization, payoffs, charge-offs,
      transfers, and unadvanced funds                         131,434     195,417      76,879
                                                             --------    --------    --------

Ending balance                                               $191,781    $187,528    $163,735
                                                             ========    ========    ========

Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with late payments, prepayments or modifications and miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and types of loans made, size of servicing portfolio, amounts of prepayments in the servicing portfolio and other factors. In accordance with Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights, and SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, the Company recognizes on its balance sheet the estimated value of the rights to service mortgages it originates and sells in the secondary market on a servicing retained basis. The asset created is amortized on a level yield method over the estimated life of the underlying loans under which the asset was created. On a quarterly basis, the Company estimates the fair value of the unamortized asset and adjusts the recorded amount to the lower of unamortized cost or fair value through a valuation allowance charged to loan servicing fee income. The Company can recover any allowance amount if the fair value increases in subsequent periods. The servicing rights recognized in 1999 and 1998 were $1.2 and $1.5 million, respectively. The Company carried no mortgage servicing rights at December 31, 1999. The unamortized asset at December 31, 1998 totaled $229,000, for which the Company determined no valuation allowance was necessary.

Loan Servicing. Typically, the Company originates loans for sale in the secondary market, for which it may retain the servicing. Under its loan servicing agreements, the Company generally continues to collect payments on loans, to make certain insurance and tax advances on behalf of borrowers, and to provide other services related to the loans. The principal balance of the loans serviced by the Company for secondary market investors amounted to $0, $18.8 million and $45.4 million at December 31, 1999, 1998 and 1997, respectively.

The Company completed sales of mortgage servicing rights in the fourth quarter of 1999 and 1998, respectively. The Company sold the rights to service approximately $90 million in FNMA loans in both 1999 and 1998, respectively, as a method of managing the Company's exposure to future declines in interest rates. A gain of $63,000 and a loss of $196,000 was recognized as a result of the sales in 1999 and 1998, respectively.

Net loan servicing income (expense) amounted to $21,000, $(341,000) and $(21,000), for 1999, 1998 and 1997, respectively. SFAS No. 122 and SFAS No. 125 require the Company to realize the value of the servicing through the net gain on sale of mortgage loans. The Company experienced an increase in net loan servicing income in 1999 as a result of the rise in interest rates, which eliminated the need to establish a valuation reserve against the Company's servicing rights. In 1998, the Company recognized a total charge of $337,000 against servicing income as a result of the decline in the value of its servicing rights. The Company realized a decrease in the value of its servicing rights in 1998 as a result of the decline in interest rates during the year, which precipitated higher than normal prepayments. The value of servicing decreases as market interest rates decline which necessitates the Company recording the decline in value through a charge to the income statement and the establishment of a reserve. The Company booked an additional reserve of $141,000 in 1998 prior to completion of the servicing sale. The reserve was eliminated as a result of the servicing sale in the fourth quarter of 1998.

Allowance for Possible Loan Losses. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. In evaluating current information and events regarding borrowers' ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

The Company sets the level of its allowance for possible loan losses based on a number of factors. Management uses available information (such as current economic conditions, levels of nonperforming loans, delinquency trends and collateral values) to assess the adequacy of the allowance and to determine future additions to the allowance. The process involves substantial uncertainties; ultimate losses may vary from current estimates. Management believes that the allowance for possible loan losses is adequate as of year end 1999. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Possible Loan Losses," and "Item 8 - Note 6 of Notes to Consolidated Financial Statements".

The following table summarizes changes in the allowance for possible loan losses and certain ratios for the periods indicated.

                                                                        At December 31,
                                                       --------------------------------------------
                                                         1999      1998     1997     1996     1995
                                                       --------  -------   ------   ------   ------
                                                                   (Dollars in Thousands)
Average loans (1)                                     $ 200,265 $190,072  $142,512 $108,805 $89,859
                                                      ========= ========  ======== ======== =======

Period-end loans (2)                                  $ 193,327 $188,991  $165,453 $121,025 $92,467
                                                       ========= ========  ======== ======== =======

Allowance for possible loan losses at
   beginning of period                                $   1,742 $  1,673  $ 1,548  $ 2,154  $ 2,609

Loans charged-off:
   Commercial                                                 -        -        -      736      469
   Residential real estate                                    4       42        7        8       74
   Home equity and other consumer                            77       89       24        1        -
                                                       --------  -------   ------   ------   ------

                                                             81      131       31      745      543

Loan recoveries:
   Commercial                                                 -        -        -       14       44
   Residential real estate                                    3        3       33        5        4
   Home equity and other consumer                            34       17        3        -        -
                                                       --------  -------   ------   ------   ------

                                                             37       20       36       19       48
                                                       --------  -------   ------   ------   ------

   Net charge-offs/(recoveries)                              44      111       (5)     726      495

Provision charged to operations                             100      180      120      120       40
                                                       --------  -------   ------   ------   ------

Allowance for possible loan losses at end of period   $   1,798  $ 1,742   $1,673   $1,548    2,154
                                                      =========  =======   ======  =======   ======

Selected Ratios:
---------------

Allowance for possible loan losses to period-end loans, net      0.93%      0.92%      1.01%      1.28%     2.33%

Net charge-offs/(recoveries) to average loans                    0.02%      0.06%         -       0.67%     0.55%

Net charge-offs/(recoveries) to allowance for possible
   loan losses                                                   2.45%      6.37%     (0.30)%    46.90%    22.98%

Allowance as a percentage of non-performing loans             5800.00%    372.22%     176.11%     92.14%    80.92%


(1)  Includes loans held for sale
(2)  Represents net loans, excluding loans held for sale

Allocation of the Allowance for Possible Loan Losses. The allocation of the allowance for possible loan losses at December 31, and the percent of loans in each category to total loans, follows:

                                                                  At December 31,
                            -------------------------------------------------------------------------------------------
                                  1999              1998               1997              1996               1995
                            -----------------  ----------------   ----------------  ----------------   ----------------
                            Amount    Percent  Amount   Percent   Amount   Percent  Amount   Percent    Amount  Percent
                            ------    -------  ------   -------   ------   -------  ------   -------    ------  -------
                                                    (Dollars in Thousands)
Commercial real estate      $  151      2.5%   $  215      3.3%   $  217     4.1%    $ 291      5.5%   $1,290     8.3%

Residential real estate      1,065     84.9     1,030     85.6     1,014    84.2       929     82.0       601    76.3
Home equity and other
  consumer                     582     12.6       497     11.1       442    11.7       328     12.5       263    15.4
                            ------    -----    ------    -----    ------   -----    ------    -----    ------   -----

                            $1,798    100.0%   $1,742    100.0%   $1,673   100.0%   $1,548    100.0%   $2,154   100.0%
                            ======    =====    ======    =====    ======   =====    ======    =====    ======   =====

The Company sets the level of its allowance for possible loan losses based on a number of factors. An individual analysis of all delinquent loans, as well as internally classified loans, is conducted and specific allowances are allocated for those loans that are determined to have certain weaknesses that make ultimate collectibility of both principal and interest questionable. In conjunction with its review, management considers external factors that may affect the adequacy of the allowance for possible loan losses. Such factors may include, but are not limited to, present real estate trends and regional economic conditions, past estimates of possible loan losses as compared to actual losses, potential problems with larger loans, loan concentrations and historical losses on loans. Management and the Executive Committee of the Board of Directors assess the amount of the allowance for possible loan losses monthly. The Board of Directors reviews a detailed assessment on at least a quarterly basis.

INVESTMENT SECURITIES

The Company invests in debt and equity securities, subject to restrictions imposed by federal and state law. The Company's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the President of the Company within specified limits and types. Transactions exceeding these limits must be approved in advance by the Executive Committee. All securities transactions are approved by the Board of Directors after execution of the transaction.

At December 31, 1999, the Company maintained an investment portfolio comprised mainly of adjustable-rate (ARM) and fixed-rate mortgage-backed securities (MBS), U.S. Treasury bills and U.S. Government Agency callable debentures. The Company has managed its investment portfolio with the intent of maintaining adequate liquidity and maximizing yields. The Company has categorized $11.7 million of MBS's and $16.4 million of U.S. Government Agency debentures as held to maturity, carried at amortized cost, and $30.7 million of MBS's and $8.8 million of U.S. Treasury bills and U.S. Government Agency callable debentures as available for sale, carried at market value. These categorizations are consistent with the standards defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, as of December 31, 1999, the Company has a net unrealized appreciation, net of taxes, of $10,000. This amount is reported as accumulated other comprehensive income within stockholders' equity.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 1998. In conjunction with adopting this statement, the Company transferred $4.7 million of mortgage-backed securities and $6.0 million of U.S. Government Agency obligations from held to maturity to available for sale.

The aggregate market value of the investment portfolios at December 31, 1999 was $66.6 million. At December 31, 1999, the Company's portfolio of mortgage-backed securities was comprised of one-year adjustable-rate instruments and fixed rate mortgage-backed securities scheduled to mature after 2012. Due to amortization and prepayments of the underlying loans, the actual maturities of the ARM and fixed-rate mortgage-backed securities are typically less than the scheduled maturities. The rates on the ARM securities are indexed to the one year Constant Maturity Treasury (CMT) with annual period caps of 2% and life caps ranging from 9.03% to 13.96%. The margins over the one year CMT ranged from 1.95% to 2.63%.

The maturity distribution and weighted average yield of investments in debt obligations at December 31, 1999 follows:


                                                                   One       Five       Over          Total
                                                    Within       to Five    to Ten       Ten         Market
                                                    One Year      Years      Years      Years         Value
                                                    --------      -----      -----      -----         -----
                                                                     (Dollars in Thousands)
Available for Sale (at market value)
Mortgage-backed securities:
    FNMA participation certificates                   $     -    $     -    $     -     $25,631     $   25,631
    FHLMC participation certificates                        -          -          -       5,112          5,112
U.S. Treasury bills and U.S.
    Government Agency obligations                       4,865          -      3,894           -          8,759
                                                      -------    -------    -------     -------     ----------

                                                      $ 4,865    $     -    $ 3,894     $30,743     $   39,502
                                                      =======    =======    =======     =======     ==========

Weighted average coupon                                  5.64%         -%      7.16%       6.95%          6.81%



                                                                   One       Five       Over          Total
                                                    Within       to Five    to Ten       Ten         Market
                                                    One Year      Years      Years      Years         Value
                                                    --------      -----      -----      -----         -----
                                                                     (Dollars in Thousands)
Held to Maturity (at amortized cost)
Mortgage-backed securities:
    FNMA participation certificates                  $     -     $    -     $     -     $  3,077    $  3,077
    FHLMC participation certificates                       -          -           -        4,868       4,868
    GNMA participation certificates                        -          -           -        3,731       3,731
    U.S. Government Agency obligations                     -      2,000      14,393            -      16,393
                                                     -------     ------     -------     --------     -------

                                                     $     -     $2,000     $14,393     $ 11,676     $28,069
                                                     =======     ======     =======     ========     =======

Weighted average coupon                                    -%      6.13%       7.02%       6.57%        6.77%

The carrying value of investments in debt obligations at December 31, follows:

                                                                        1999       1998      1997
                                                                      -------   --------  --------
                                                                          (Dollars in Thousands)
Available for Sale (at market value)
------------------------------------
Mortgage-backed securities:
    FNMA participation certificates                                   $25,631   $ 12,990  $  3,471
    FHLMC participation certificates                                    5,112     11,883     9,839
U.S. Treasury bills                                                     4,865       -         -
U.S. Government Agency obligations                                      3,894      4,101      -
                                                                      -------   --------  --------

                                                                      $39,502   $ 28,974  $ 13,310
                                                                      =======   ========  ========
                                                                        1999       1998      1997
                                                                      -------   --------  --------
                                                                          (Dollars in Thousands)
Held to Maturity (at amortized cost)
------------------------------------
Mortgage-backed securities:
       FNMA participation certificates                                $ 3,077   $  1,980  $  8,761
       FHLMC participation certificates                                 4,868        741     2,092
       GNMA participation certificates                                  3,731      3,975      -
U.S. Government Agency obligations                                     16,393      3,500    16,498
                                                                       ------    -------   -------

                                                                      $28,069   $ 10,196  $ 27,351
                                                                       ======    =======   =======

At December 31, 1999 and 1998, investments in the securities of any one issuer (excluding investments in securities of the U.S. government and federal agencies and stock in the Federal Home Loan Bank of Boston (the FHLB)) did not exceed more than 10% of the Company's stockholders' equity. See Item 8 - Notes 1 and 3 of Notes to Consolidated Financial Statements.

SOURCES OF FUNDS

Deposits. Deposits obtained through retail banking offices of the Company have been the principal source of the Company's funds for use in lending and for other general business purposes. The Company's deposit products include passbook savings and club accounts, personal and commercial demand accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in term from three to 60 months. The Company also offers Individual Retirement Account deposits among these products.

The Company markets a deposit program designed to attract transaction account deposits to the Company (e.g., demand and NOW accounts). The program has been well received, and the Company fully expects to continue this program.

The Company's deposits are obtained primarily from residents of and businesses located in Ipswich, Rowley, North Andover, Beverly, Salem, Marblehead, Reading and Essex, Massachusetts. The Company attracts deposit accounts primarily by offering a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company prices its products competitively within its market area. The Company has no brokered deposits.

In recent years, the Company has focused on providing customers with deposit products that meet their liquidity preferences. As a result, the Company has promoted certain deposit products, such as its checking account program and Ipswich Advantage money market account, which resulted in an increase in total deposits of $10.3 million or 5.2% during 1999. Total demand deposits, NOW accounts, money market deposit accounts and savings deposits totaled $143.3 million or 68.2% of total deposits at December 31, 1999, which represented a $8.5 million or 6.3% increase from 1998 levels of $134.8 million or 67.5% of total deposits.

The following table shows the distribution of the Company's deposits at December 31,

                                     1999                               1998                               1997
                       ------------------------------     -------------------------------     ------------------------------
                                             Weighted                            Weighted                           Weighted
                                    % of     Average                    % of     Average                   % of     Average
                       Amounts    Deposits    Rate        Amounts     Deposits    Rate        Amounts    Deposits     Rate
                       -------    --------    ----        -------     --------    ----        -------    --------     ----
                                                                (Dollars in Thousands)
Demand deposits       $ 15,209        7.2%      .00%     $ 18,656        9.3%      .00%      $ 16,044        9.4%      .00%
                      --------      -----                --------      -----                 --------      -----
Savings:
  Savings               37,704       17.9      2.31        37,768       18.9      2.38         37,069       21.6      2.67
  NOW accounts          27,481       13.1       .76        22,954       11.5       .92         18,204       10.6      1.21
  Money markets         62,859       30.0      4.49        55,418       27.8      4.63         34,828       20.3      4.47
                       --------      -----                --------      -----                 --------      -----
    Total demand
      and savings      143,253       68.2      2.75       134,796       67.5      2.73        106,145       61.9      2.61
  Certificates of
  deposit               66,829       31.8      5.09        64,961       32.5      5.34         65,096       38.1      5.73
                      --------      -----                --------      -----                 --------      -----

    Total deposits    $210,082      100.0%     3.40%     $199,757      100.0%     3.58%      $171,241      100.0%     3.79%
                      ========      =====                ========      =====                 ========      =====

Deposits of $100,000 or more totaled approximately $72.6 and $66.0 million at December 31, 1999 and 1998, respectively.

The following table presents, by various rate categories, the amount of certificate of deposit accounts and the periods to maturity of the certificate accounts outstanding at the dates indicated:

                                 At December 31, 1999                          At December 31,
                      ------------------------------------------        ---------------------------
                        Maturing        Maturing       Maturing         1999       1998       1997
                      Within 1 Year     1-3 Years     Thereafter        Total      Total      Total
                      -------------     ---------     ----------        -----      -----      -----
                                                 (Dollars In Thousands)
Certificate accounts:
4.00% to 4.99%           $25,391         $ 1,602        $     -        $26,993    $19,381    $     -
5.00% to 5.99%            21,185           9,299            193         30,677     39,891     43,553
6.00% to 6.99%             4,366           3,812              -          8,178      5,189     18,427
7.00% to 7.99%               981               -              -            981        500      3,116
                         -------         -------        -------        -------    -------    -------

Total                    $51,923         $14,713        $   193        $66,829    $64,961    $65,096
                         =======         =======        =======        =======    =======    =======

Certificates at or over $100,000 totaled $11.2 million in 86 certificates at December 31, 1999 and $11.3 million in 92 certificates at December 31, 1998.

The maturity distribution of certificates of deposit in amounts of $100,000 or more at December 31, 1999 follows:

                                                                  Amount
                                                                  ------
                                                          (Dollars in Thousands)
                         Within 3 months                          $  3,702
                         3 to 6 months                               3,463
                         6 to 12 months                              1,877
                         After one year                              2,169
                                                                   -------

                                                                  $ 11,211
                                                                  ========

The ability of the Company to attract and retain deposits and the cost to the Company of these deposits have been, and will continue to be, significantly affected by economic and competitive conditions. See "Item 8 - Note 11 of Notes to Consolidated Financial Statements".

Borrowings. The Company is a member of the FHLB of Boston, one of 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. A member of the FHLB of Boston is required to hold shares of common stock in the FHLB of Boston. At December 31, 1999, the Company held $3,977,000 of FHLB of Boston stock.

At December 31, 1999, there were $45.0 million in borrowings outstanding at the FHLB of Boston, there were $53.0 million at December 31, 1998 and $40.4 million at December 31, 1997. The Company has a total borrowing capacity with the FHLB of Boston of $99.1 million at December 31, 1999, which would require the purchase of additional FHLB of Boston stock, if fully utilized. See "Item 8 -
Note 12 of Notes to Consolidated Financial Statements".

NON-DEPOSIT INVESTMENT SALES

The Company entered into a contract with Linsco Private Ledger Financial Services (LPL) to offer non-deposit investment products in late 1996. Through this arrangement, LPL and the Company employ an investment consultant to offer investment products to customers. LPL provides marketing support and retains compliance supervision of the program.

COMPETITION

The Company's deposit gathering activities are concentrated in Ipswich, Rowley, North Andover, Beverly, Salem, Marblehead, Reading and Essex, Massachusetts. The Company's residential loan origination activities are concentrated in Essex and Middlesex Counties in Massachusetts and Southern New Hampshire.

The Company faces strong competition for deposits from other savings banks, savings and loan associations, cooperative banks, credit unions and commercial banks located in its market area. The Company also competes for deposits with mutual funds and corporate and government securities. The Company competes for deposits principally by offering depositors a wide variety of deposit programs, automated teller machines, tax-deferred retirement programs and other services. It does not rely upon any individual, group or entity for a material portion of its deposits.

Competition for residential real estate loans is strong and comes primarily from savings banks, mortgage banking companies, commercial banks, savings and loan associations, and other institutional lenders. The Company competes for loan originations primarily based on the interest rates and loan fees that it charges and the efficiency and quality of the services it provides. Competition for loans varies from time to time depending on general and local economic conditions, interest rate levels, and conditions in the mortgage market, among other factors.

SUBSIDIARIES AND INVESTMENTS IN REAL ESTATE

At December 31, 1999, Ipswich Bancshares, Inc. had one wholly-owned subsidiary, Ipswich Savings Bank. At December 31, 1999, the Bank had five subsidiaries; Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, Rowley Investment Corporation, Historic Ipswich, Inc. and North Shore Financial Services, Inc., all of which are Massachusetts corporations.

Ipswich Preferred Capital Corporation (IPCC) was formed in 1999 as a Massachusetts business corporation which has elected to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. IPCC is 99% owned by Ipswich Savings Bank. IPCC holds mortgage loans which were previously originated by the Company.

Ipswich Securities Corporation (ISC) was formed in 1995 to engage exclusively in the buying, selling and holding of securities on its own behalf as a subsidiary of the Bank. At December 31, 1999, ISC held a portfolio of fixed-rate and adjustable-rate mortgage-backed securities and U.S. Government Agency callable debentures, with total amortized cost of $36.9 million and an aggregate market value of $35.8 million.

ISC also holds the title to a limited partnership interest in a mixed-income housing complex in Dorchester, Massachusetts. The book value of the partnership is $1. The investment qualifies for low income housing tax credits under the Internal Revenue Code.

Rowley Investment Corporation (RIC) is a limited dividend corporation. RIC was formed in 1992 to hold an option to purchase 89 acres out of a parcel of 98 acres of land in Rowley, Massachusetts. In December 1999, the land was sold generating a pre-tax gain of $320,000.

Historic Ipswich, Inc. (HII) was formed in 1981 for the purpose of holding direct investments in real estate. The company assets were comprised of $226,000 in cash at December 31, 1999.

North Shore Financial Services, Inc. (NSFSI) (formerly known as North Shore Mortgage Company, Inc.) was formed in 1987 for the purpose of holding title to foreclosed properties. At December 31, 1999, NSFSI held title to three OREO properties with a carrying value totaling $49,000.

The Company believes that its investments in the subsidiaries described above, and the activities and investments of those subsidiaries are permitted.

EMPLOYEES

At December 31, 1999, the Company had 63 full-time employees and 32 part-time employees. The Company believes its employee relations are good.

YEAR 2000 ISSUES

The Year 2000 Issue (commonly referred to as "Y2K"), is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which is common to most corporations, including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approached.

As of year-end 1999, the Company had completed all phases of its Y2K assessment, renovation and validation processes. The Company has experienced no problems or issues relating to Y2K as of the date of this report nor is the Company aware of any material problems or issues among its customers or vendors. The Company does not anticipate any significant issues manifesting itself as a result of Y2K. It will continue to monitor its systems for any potential problems.

STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

The Company is subject to regulation by the Board of Governors of the Federal Reserve. The Bank is subject to extensive regulation and examination by the Commissioner and the FDIC. Federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, investments, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the insurance funds, not stockholders. See "Item 8 - Note 14 of Notes to Consolidated Financial Statements".

The following table summarizes the Company's and Bank's required and actual regulatory capital ratios and amounts at December 31, 1999. The required ratios included in the table are the capital minimums for December 31, 1999, as required by FRB and FDIC regulations:

                                     Required                   Actual                         Excess
                              ------------------        -----------------------        -----------------------
                              Amount     Percent        Amount          Percent        Amount          Percent
                              ------     -------        ------          -------        ------          -------
                                                        (Dollars in Thousands)
Regulatory Tier 1
  leverage capital ratio
    Company                 $ 10,713      4.0%         $ 16,964         6.33%(1)        $  6,251         2.33%
    Bank                      10,717      4.0            16,852         6.29 (1)           6,135         2.29

Risk-based:
  Tier 1
    Company                 $  5,169      4.0%(2)      $ 16,964        13.13%(2)        $ 11,795         9.13%
    Bank                       5,169      4.0 (2)        16,852         13.04(2)          11,683         9.04
  Total risk-based

    Company                 $ 10,338      8.0%(2)      $ 18,582        14.38%(2)        $  8,244         6.38%
    Bank                      10,337      8.0 (2)        18,469        14.29 (2)           8,132         6.29

(1) Regulatory Tier 1 leverage capital differs from the ratio of stockholders' equity to total assets calculated in accordance with generally accepted accounting principles. Additionally, the Regulatory Tier 1 leverage capital calculation utilizes average assets for the fourth quarter of 1999, which were $267,837 and $267,919 for the Company and Bank, respectively.
(2) Based upon total risk-based assets of $129,228 and $129,214 for the Company and Bank, respectively.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) was enacted on December 19, 1991; regulations implementing the prompt corrective action provisions of FDICIA became effective one year later. In addition to the prompt corrective action requirements, FDICIA made significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirements to file a capital plan with their primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it must generally be placed in receivership or conservatorship within ninety (90) days. The Bank has been categorized as "well capitalized" during 1999.

ITEM 2  PROPERTIES

At December 31, 1999, the Company conducted its business from its headquarters and main office at 21-23 Market Street, Ipswich, Massachusetts and seven branch offices. The Company owns its main office facilities on Market Street, and its branch office in Essex, Massachusetts, and leases branch office space in Rowley, North Andover, Salem, Marblehead, Reading and Beverly, Massachusetts. The Rowley lease runs through the year 2000, with three five-year renewal options thereafter. The Salem lease runs through the year 2000, with four five-year renewal options thereafter. The North Andover lease runs through the year 2004, with two five-year renewal options thereafter. The Beverly lease runs through the year 2001, with 5 five-year renewal options thereafter. The Marblehead lease runs through the Year 2003 with three five-year renewal options thereafter. The Reading lease runs through the Year 2003 with three five-year renewal options thereafter. The Company's properties that are not leased are owned free and clear of any mortgages. The Company leases the facilities at 25 Market Street to unrelated third parties.

ITEM 3     LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II
-------

ITEM 5     MARKET FOR THE BANK'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Ipswich Bancshares, Inc. Common Stock is traded in the over-the-counter market and quoted on the NASDAQ National Market under the symbol "IPSW". On February 18, 2000, there were approximately 253 holders of record of the 2,525,427 shares of the Ipswich Bancshares, Inc. Common Stock outstanding.

The following table presents the quarterly high and low sales prices for the Company's Common Stock during the periods in 1999, and 1998, as reported by NASDAQ. The quotations represent high and low sales prices for the stock as reported by NASDAQ.

                                                         SALES PRICE          DIVIDENDS
                                                         -----------          ---------
            Quarter-ending                            HIGH          LOW       DECLARED
            --------------                            ----          ---       --------
            December 31, 1999                         $11.75        $8.375       $.10
            September 30, 1999                         10.375        8.875        .05
            June 30, 1999                              10.938        9.75         .05
            March 31, 1999                             12.00         9.688        .05

            December 31, 1998                          13.75        10.00         .05
            September 30, 1998                         18.835       11.50         .04
            June 30, 1998                              20.75        15.50         .04
            March 31, 1998                             16.5         13.50         .04


Future dividends, if any, will be at the discretion of the Board of Directors based upon a variety of factors including earnings, financial condition, capital adequacy, general economic conditions and regulatory and legal restrictions.

ITEM 6     SELECTED FINANCIAL DATA

                                IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                        SELECTED FINANCIAL DATA

                                                         At or for the Year Ended December 31,
                                               -----------------------------------------------
                                                1999        1998        1997        1996        1995
                                                ----        ----        ----        ----        ----
                                               (In thousands of dollars except for per share datat
Balance Sheet Data:
------------------
Total assets                                $  276,298    $ 271,328   $ 227,244   $ 158,942   $130,586
Loans                                          193,327      188,991     165,453     121,025     92,467
Deposits                                       210,082      199,757     171,241     129,343    110,842
Stockholders' equity                            16,975       14,223      11,833       9,851      8,092

Income Statement Data:
---------------------
Net interest income                         $    8,698   $    7,461   $   6,435   $   5,073   $  4,031
Provision for possible loan losses                 100          180         120         120         40
                                            ----------      -------     -------     -------     ------
Net interest income after provision for
    possible loan losses                         8,598        7,281       6,315       4,953      3,991
Total non-interest income                        2,925        2,437       1,700       1,520      1,166
Total non-interest expenses                      6,910        5,596       4,476       4,049      3,542
                                            ----------      -------     -------     -------     ------
Pretax income                                    4,613        4,122       3,539       2,424      1,615
Income tax expense                               1,324        1,484       1,327         632        148
                                            ----------      -------     -------     -------     ------

Net income                                  $    3,289   $    2,638   $   2,212   $   1,792   $  1,467
                                             =========     ========     =======     =======     ======

Per Share Data:
--------------
Book value per share (1)                     $    6.72   $     5.95   $    4.96   $    4.15   $    3.45
Basic earnings per share (1)                      1.33         1.10         .93         .76         .63
Diluted earnings per share (1)                    1.29         1.03         .88         .73         .61
Dividends per share (1)                            .25          .17         .125        .10         .01

Selected Operating Ratios:
-------------------------
Return on average stockholders' equity           21.04%       20.09%      20.38%      20.07%      20.67%
Return on average assets                          1.22         1.09        1.18        1.22        1.27
Gross interest margin                             3.36         3.23        3.60        3.63        3.64
Operating expense to average assets               2.42         2.32        2.39        2.75        3.06
Dividends/net income                             19.12        15.43       13.43       13.17        1.57

Capital Ratios:
--------------
Average equity to average assets                 5.74%        5.37%        5.71%       6.04%       6.09%
Total risk-based capital ratio                  14.38        11.70        10.81       12.01       12.42

Other Data:
----------
Residential and home equity loan             $ 111,687   $  211,179   $ 119,445   $  101,336  $  68,263
originations

Non-performing assets                        $     142   $    1,186   $   2,164   $    3,213  $   3,772
Non-performing assets as a percent of              .05%         .44%        .95%        2.02%      2.89%
    total    assets
Number of checking accounts                     13,959       12,622      10,599        8,417      5,120
Number of employees                                 95           96          80           64         55


(1) Adjusted for 5 for 1 stock split effective December 11, 1995, and adjusted for 2 for 1 stock split effective August 27, 1997

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Report. Certain Guide 3 information is included in Item 1 of this Report.

FINANCIAL CONDITION

General. The Company's financial condition continued to improve in 1999 as evidenced by increased earnings, the maintenance of adequate capital and the growth in both earning assets and deposits. The focus in 1999 was on building the residential mortgage business as evidenced by the Company's expanding its market coverage throughout Essex County. The Company's focus in the deposit area was on generating transaction accounts, as evidenced by the ongoing checking account acquisition program the Company implemented in 1995. The Company introduced its internet banking site in 1999 offering its full array of products and access to its bill pay option. The Company has experienced higher than expected results to date.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $3.8 million at December 31, 1999, from the year end 1998 balance of $12.1 million. This was primarily a result of a reallocation of liquid assets into higher yielding loans and investments.

Investment Securities. Total investment securities increased by $28.3 million or 72.0% during 1999, primarily due to the investment of funds from loans sold in the secondary market into investment securities. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 1998. In conjunction with adopting this statement, the Company transferred $4.7 million of mortgage-backed securities and $6.0 million of U.S. Government Agency obligations from held to maturity to available for sale. At December 31, 1999, the Company had identified $29.0 million in adjustable-rate mortgage-backed securities as available for sale. The Company has also identified $8.8 million of callable debentures and U.S. Treasury bills as available for sale, and held $1.7 million in fixed-rate mortgage-backed securities in its available for sale portfolio. The Company's portfolio of held to maturity securities consisted of $11.7 million of fixed-rate mortgage-backed securities and $16.4 million of callable securities. The Company included net unrealized gains on investment securities available for sale, net of taxes, of $10,000 in accumulated other comprehensive income within stockholders' equity at December 31, 1999, as a result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. See "Item 8 - Note 3 of Notes to Consolidated Financial Statements".

Loans. Gross loans increased by $4.3 million or 2.3% during 1999, and increased by $23.5 million or 14.2% during 1998. Residential and owner-occupied construction loans increased by $2.0 million and home equity loans increased by $3.6 million. Primarily from these lending efforts, the residential component of the loan portfolio increased to 97.0% of total loans from 96.1% at December 31, 1998. Commercial real estate loans continued to decrease as a percentage of gross loans, declining from 3.3% in 1998 to 2.5% in 1999.

Deposits. Deposits ended the year at $210.1 million, an increase of $10.3 million or 5.2% over the year-end 1998 balance of $199.8 million. Deposit growth is attributed to a combined strategy of providing superior convenience and service while offering competitive rates.

Borrowings. The Company borrows from the FHLB of Boston to support liquidity and manage its asset/liability position. Borrowings decreased to $45.0 million, a decrease of $8.0 million in 1999 from the year-end 1998 balance of $53.0 million.

NON-PERFORMING ASSETS

General. Non-performing assets, consisting of non-performing loans and OREO, peaked at December 31, 1990 at $15.3 million. This level, to a great extent, was the result of deterioration in the regional economy in the late 1980's and in particular, significant decreases in the market values of real estate in northeast Massachusetts. Since that time, the Company has taken steps to decrease its exposure to non-performing assets through aggressive workout and sales management of these assets. As a result, non-performing assets stood at $142,000 at December 31, 1999 versus $1.2 million at the end of 1998.

Non-performing Loans. When a loan is originated, interest on the loan is accrued (i.e., recognized as income) on a regular periodic basis even if the loan payment has not yet been received. The recording of interest income on problem loan accounts generally ceases when the loans become 90 days past due and the loans are not in the process of collection.

It is also the policy of the Company to classify as non-accrual, loans less than 90 days delinquent and loans performing in accordance with their terms, if in management's judgment such loans are likely to present future principal or interest repayment problems and could ultimately be classified as non-performing.

There were no loans on non-performing status at December 31, 1999 and 1998 that were considered troubled debt restructurings. At December 31, 1997, loans totaling $592,000 had been renegotiated and were carried in non-performing status as restructured loans. This balance represents 62.3% of non-performing loans at December 31, 1997. The Company generally carries restructured loans as non-performing for 6 to 18 months before considering their reclassification to performing status.

The following table sets forth information regarding delinquent loans and other non-performing assets held by the Company at the dates indicated. The Company had $650,000 in loans greater than 90 days past due and still accruing at December 31, 1999. These loans were not classified non-performing loans.

                                                                        At December 31,
                                                         -----------------------------------------
                                                         1999      1998      1997     1996    1995
                                                         ----      ----      ----     ----    ----
                                                                    (Dollars in Thousands)
Delinquent loans 30-89 days past due (not included in
   non-performing loans)                                $  250    $  194   $1,218   $  827   $  468
Delinquent loans 90+ days past due (not included in
   non-performing loans)                                   650       442        3      292       99
                                                         -----     -----    -----    -----    -----

                                                        $  900    $  636   $1,221   $1,119   $  567
                                                         =====     =====    =====    =====    =====

Delinquent loans as a percent of gross loans               .47%      .34%     .74%     .92%     .61%
                                                        ======     ======   ======   ======   ======

Non-performing loans:
   Loans accounted for on a non-accrual basis           $   31    $  468   $  358   $  337   $  719
   Restructured loans                                      -        -         592    1,343    1,943
                                                         -----     -----    -----    -----    -----

      Total non-performing loans                            31       468      950    1,680    2,662

OREO, net of allowance for possible OREO losses            111       718    1,214    1,533    1,110
                                                         -----     -----    -----    -----    -----

      Total non-performing assets                       $  142    $1,186   $2,164   $3,213   $3,772
                                                         =====     =====    =====    =====    =====

Non-performing assets as a percent of total assets         .05%       .44%     .95%    2.02%    2.89%
                                                        ======     ======   ======   ======   ======

See "Item 8 - Notes 1 and 5 of Notes to Consolidated Financial Statements".

Potential Non-performing Loans. In addition to non-performing loans, at December 31, 1999, the Company had classified an additional $673,658 of performing loans as "substandard" based on an internal rating system used by the Company. These substandard loans evidence one or more weaknesses or potential weaknesses related to repayment history, the borrower's financial condition, adequacy of collateral, or other factors. Depending on the local economy and other factors, these loans, as well as other performing loans not so classified, may become non-performing in the future. These loans were primarily commercial real estate loans.

OREO. The following table sets forth the types of properties which comprised the Company's OREO portfolio at the dates shown. All of the properties held on December 31, 1999 are located in Essex County, Massachusetts.

                                                 At December 31,
                                 --------------------------------------------
                                  1999               1998               1997
                                 ------             ------             ------
                                            (Dollars in Thousands)
Land                             $    -             $  669             $  693
Commercial                           49                 49                521
Residential 1-4 family               62                  -                  -
                                 ------             ------             ------

OREO                             $  111             $  718             $1,214
                                 ======             ======             ======

RESULTS OF OPERATIONS

General. The Company's results of operations depend primarily on its net interest income and the efficiency of the Company's operations. The Company's net income is affected by its costs of operations, including non-interest expenses such as salaries and employee benefits, occupancy costs and expenses associated with the administration and disposition of OREO, non-performing loans and other classified assets. For the year ended December 31, 1999, the Company reported net income of $3.3 million, or $1.29 per fully diluted share ($1.33 basic), compared to $2.6 million or $1.03 per fully diluted share ($1.10 basic) for 1998 and $2.2 million or $.88 per fully diluted share ($.93 basic) for 1997.

Interest Income and Interest Expense. The following table sets forth, for the periods indicated, information based on average monthly balances during the periods indicated regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest rate spread; and (v) gross interest margin. Non-accrual loan balances have been included in the appropriate category; however, only interest actually paid on such loans has been included in interest income.

                                                                   Year Ended December 31,
                                  ---------------------------------------------------------------------------------------
                                             1999                           1998                          1997
                                  ---------------------------   ----------------------------  ---------------------------
                                            Interest                       Interest                      Interest
                                  Average   Earned/   Average   Average    Earned/   Average  Average    Earned/  Average
                                  Balance    Paid      Yield    Balance     Paid      Yield   Balance     Paid    Yield
                                  -------    ----      -----    -------     ----      -----   -------     ----    -----
                                                               (Dollars in Thousands)
Interest-earning assets:
Loans:
  Residential (1)                 $172,407  $12,170     7.06%  $163,660   $11,784     7.20%  $119,167   $ 8,996    7.55%
  Commercial                         5,490      477     8.69      6,487       557     8.59      6,575       572    8.70
  Home equity                       21,251    1,561     7.35     18,807     1,464     7.78     15,692     1,364    8.69
  Consumer                           1,117      105     9.40      1,118       102     9.12      1,078        87    8.07
                                  --------  -------            --------   -------            --------   -------
    Total loans                    200,265   14,313     7.15    190,072    13,907     7.32    142,512    11,019    7.73
Investments (2)                     58,397    3,642     6.24     40,577     2,551     6.29     36,167     2,423    6.70
                                  --------  -------            --------   -------            --------   -------
    Total interest-
      earning assets               258,662   17,955     6.94    230,649    16,458     7.14    178,679    13,442    7.52

Cash and due from
  Banks                              6,247                        6,447                         4,640
Other assets                         4,248                        4,303                         4,107
                                  --------                     --------                      --------
    Total assets                  $269,157                     $241,399                      $187,426
                                  ========                     ========                      ========
Interest-bearing liabilities:
  Savings deposits                $35,987       868     2.41%   $37,005       937     2.53%   $36,755     1,056    2.87%
  NOW accounts                     23,787       176      .74     19,343       203     1.05     15,070       178    1.18
  Money market
    deposit accounts               58,115     2,441     4.20     44,165     2,030     4.60     27,337     1,128    4.13
  Certificates of deposit          63,608     3,091     4.86     62,346     3,372     5.41     58,580     3,306    5.64
                                  --------  -------            --------   -------            --------   -------
    Total interest-
      bearing deposits            181,497     6,576     3.62    162,859     6,542     4.02    137,742     5,668    4.11
  Borrowed funds                   50,995     2,681     5.26     44,100     2,455     5.57     23,828     1,339    5.62
                                  --------  -------            --------   -------            --------   -------
    Total interest-
      bearing liabilities         232,492     9,257     3.98    206,959     8,997     4.35    161,570     7,007    4.34

Demand deposits                    18,048                        18,207                        12,709
Other liabilities                   3,154                         3,263                         2,452
                                  -------                       -------                       -------
    Total liabilities             253,694                       228,429                       176,731

Stockholders' equity               15,463                        12,970                        10,695
                                  -------                      --------                       -------
    Total liabilities and
      Stockholders'
      Equity                     $269,157                      $241,399                      $187,426
                                  =======                      ========                      ========
Net interest income                         $ 8,698                       $ 7,461                       $ 6,435
                                            =======                       =======                        ======
Interest rate spread                                    2.96%                         2.79%                        3.18%
Gross interest margin                                   3.36%                         3.23%                        3.60%

(1) Residential loans include portfolio loans and loans held for sale.
(2) Includes Federal funds sold.

The following table presents the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates or changes in the volume of interest-earning assets and interest-bearing liabilities for the periods indicated. Changes which are attributable to both rate and volume have been allocated to changes due to volume.

                                                1999 vs. 1998                1998 vs. 1997
                                               Changes Due to               Changes Due to
                                            Increased (Decreased)        Increased (Decreased)
                                        --------------------------     -------------------------
                                          Rate    Volume     Total      Rate    Volume     Total
                                                           (Dollars in Thousands)
Interest income:
   Loans                                $(322)   $  728    $  406      $(580)   $3,468   $ 2,888
   Mortgage-backed securities              46       803       849       (154)      261       107
   Short-term investments                 (22)       73        51         19        47        66
   Investment securities                  (31)      222       191          3       (48)      (45)
                                         ----     -----     -----       ----     -----    ------

      Total                              (329)    1,826     1,497       (712)    3,728     3,016

Interest expense:
   Deposits                              (641)      675        34       (135)    1,009       874
   Borrowed funds                        (136)      362       226        (20)    1,136     1,116
                                         ----     -----     -----       ----     -----    ------

      Total                              (777)    1,037       260       (155)    2,145     1,990
                                         ----     -----     -----       ----     -----    ------

Net interest and dividend income        $ 448    $  789    $1,237      $(557)   $1,583   $ 1,026
                                         ====     =====     =====       ====     =====    ======

Total interest income amounted to $18.0 million for 1999, an increase of $1.5 million, or 9.1% from $16.5 million in 1998. The increase was primarily due to the volume of loans in 1999 which, on average, increased $10.2 million during the year, partially offset by decreases in interest rates. As a result of this increase, total interest income on the loan portfolio increased by $406,000. The yield on the investment portfolio decreased by five basis points, primarily due to the redemption of callable debentures. Callable debentures typically offer a higher yield than other investment securities due to the call feature which gives the issuer the right to redeem an investment at certain times during the life of the security. The portfolio of adjustable-rate mortgage-backed securities typically reprice up to market rates in the second and third year of the life of these securities which tends to increase the yield in a rising rate environment and decrease in a falling rate environment on a delayed basis depending upon the scheduled roll date of the underlying loans. In addition, average investments increased by $17.8 million. As a result, interest income on the investment portfolio increased by $1.1 million in 1999 over the previous year.

Total interest income in 1998 was $16.5 million, an increase of $3.1 million, or 22.4% from 1997. The increase was due primarily to growth in earning assets of, on average, $52.0 million. The growth was primarily in fixed-rate mortgages and in the investment portfolio.

Interest on loans was also impacted by the amount of non-performing and restructured loans. For 1999, 1998 and 1997, the amount of interest due on non-performing and restructured loans, which was not recognized, totaled $0, $32,000 and $3,000, respectively.

Total interest expense in 1999 was $9.3 million versus $9.0 million in 1998. Interest expense increased primarily as a result of increased borrowings as well as the growth in money market accounts from, on average, $44.2 million in 1998 to $58.1 million in 1999. This growth was primarily from the Company's continued promotion efforts in the Marblehead and Reading de novo branch locations opened in June and August 1998, respectively. Interest expense on borrowings increased by $226,000 primarily as a result of borrowings increasing on average by $6.9 million, partially offset by a decline in the rate on borrowings from 5.57% in 1998 to 5.26% in 1999.

Total interest expense in 1998 increased by $2.0 million compared to 1997. The increase was due to the growth in average interest-bearing liabilities of $45.4 million.

Net Interest Income. Net interest income was $8.7 million for 1999, an increase of $1.2 million, or 16.6%, from 1998. This increase is primarily due to the growth in earning assets of the Company, specifically, residential mortgage loans and adjustable-rate mortgage-backed securities. Net interest income was $7.5 million for 1998, an increase of $1.0 million or 15.9% from 1997.

Provision for Possible Loan Losses. The provision for possible loan losses in 1999 was $100,000, a decrease of $80,000 or 44.4% from 1998 as growth of the loan portfolio slowed and quality improved in 1999. The ratio of the allowance for possible loan losses to non-performing loans was 5,800.0% at December 31, 1999, and 372.2% at December 31, 1998. For 1999, net loan charge-offs against the allowance for possible loan losses amounted to $44,000. See "Item 1 - Business Lending Activities - Loan Portfolio and Maturity.

The provision for possible loan losses in 1998 was $180,000, an increase of $60,000 or 50% from 1997 principally as a result of growth in the loan portfolio. The ratio of the allowance for possible loan losses to non-performing loans was 372.2% at December 31, 1998, and 176.1% at December 31, 1997. For 1998, net loan charge-offs against the allowance for possible loan losses amounted to $111,000. See "Item 1 - Business - Lending Activities--Allowance for Possible Loan Losses".

The amount of provision for loan losses that the Company records is predicated on several factors including asset quality, growth in the loan portfolio and market and economic conditions. The Company recorded significant provisions in 1993 and 1994 to reserve for several specific commercial real estate loans that had been originated in the mid to late "80's". Subsequently, these credits were resolved through payoffs, amortizations and charge-offs. The level of provisions recorded in 1995 through 1999 reflect the fact that the composition of the portfolio is primarily residential mortgages which carry a lower risk than commercial real estate. Levels of non-performing loans have also decreased. The decrease in the provision in 1999 is reflective of slower growth in the loan portfolio and continued strong asset quality. Future provisions will be dictated by the ongoing quality of the portfolio and economic conditions that may impact the loan portfolio. Loan loss provisions may be substantially increased if conditions dictate.

Increases in the allowance for possible loan losses or reductions in the carrying values of non-performing assets could be required by regulatory agencies as a result of their examinations. The Company was most recently examined by the Federal Deposit Insurance Corporation in the first quarter of 1999.

Non-interest Income. Non-interest income for 1999 and 1998 increased $488,000 or 20.0% and $737,000 or 43.4%, over the previous year, respectively, most notably in net loan servicing income (expenses) and deposit account fees. The Company realized significant gains from the sale of loans in the secondary market in 1999 due to substantial originations in the first quarter of 1999 and the fourth quarter of 1998. Gains on the sale of mortgages totaled $1.0 million in 1999 versus $1.5 million in 1998. The Company recognized increases of $308,000 and $254,000 in 1999 and 1998, respectively, over the previous year, in deposit account fees, primarily as a result of the ongoing transaction account acquisition program.

In accordance with SFAS No. 122 and SFAS No. 125, the Company recognized $1.2 million of mortgage servicing rights in 1999 and $1.5 million in 1998. The Company recognizes on its balance sheet the estimated value of the rights to service mortgages it originated and sold in the secondary market on a servicing retained basis. The asset created is amortized on a level yield method over the estimated life of the underlying loans under which the asset was created. On a quarterly basis, the Company estimates the fair value of the unamortized asset and adjusts the recorded amount to the lower of unamortized cost or fair value through a valuation allowance charged to loan servicing fee income. The Company can recover any allowance amount if the fair value increases in subsequent periods. The unamortized asset totaled $0 and $229,000, at December 31, 1999 and 1998, respectively. The Company determined no valuation allowance was necessary at December 31, 1998.

Non-interest Expenses. Total non-interest expenses increased in 1999 by $1.3 million, or 23.5% over the 1998 total of $5.6 million. The increase is primarily due to expenses of $380,000 to establish the Holding Company and REIT and full year expenses for the two de novo branches opened in mid-1998 in Marblehead and Reading.

Total non-interest expenses increased in 1998 by $1.1 million, or 25.0% over the 1997 total of $4.5 million. Salaries and employee benefits, as well as occupancy and equipment expenses increased by a total of $608,000, primarily due to the opening of the Marblehead and Reading branches in the second and third quarters of 1998, respectively, the addition of sales people and support staff in the mortgage banking division and overall growth in the Company. Data processing expenses increased by $161,000 or 62.4% primarily as a result of the added transaction deposit accounts generated from the Company's deposit program and the implementation of a new teller system.

ASSET AND LIABILITY MANAGEMENT

The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Our assumption is that NOW and DDA accounts and savings accounts, which generally are subject to immediate withdrawal, have effective maturities over five years. Money market accounts have an effective maturity up to six months. At December 31, 1999, the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was a negative $49.2 million or 17.8% of total assets.

During a period of rising interest rates, a negative gap would tend to adversely affect income while a positive gap would tend to result in an increase in income. During a period of falling interest rates, a negative gap would tend to result in an increase in net income while a positive gap would tend to adversely affect income. A principal focus has been the origination of prime interest rate-based home equity loans and the sale in the secondary market of the majority of fixed-rate loans originated. The home equity loans reprice to market rates as the prime rate, as published by the Wall Street Journal, fluctuates. These loans mature or reprice more quickly and are, therefore, more interest rate sensitive than long-term, fixed-rate, single family residential loans. The Company also maintains a significant portfolio of adjustable-rate mortgage-backed securities in its investment portfolio.

The following table summarizes the contractual maturities or assumed repricing of the Company's assets, and liabilities and equity at December 31, 1999:

                                                         Assets/Liabilities Maturing or Repricing at December 31, 1999 in:
                                               -----------------------------------------------------------------------------------
                                                  0-6           6-12            1-2            3-5          Over 5
                                                 Months        Months          Years          Years          Years           Total
                                                 ------        ------          -----          -----          -----           -----
                                                                              (Dollars in Thousands)
Assets:
   Residential ARM loans                       $  14,206      $  17,373      $  18,674      $  35,780       $     -      $  86,033
   Residential fixed rate mortgage loans           5,456          5,020          9,218         22,587        35,209         77,490
   Home equity loans                              23,137              3              7             20           218         23,385
   Commercial loans                                  760            545            968          1,564         1,036          4,873
   Consumer loans                                    363            150             28             20           499          1,060
   Federal funds and interest bearing deposits     1,707              -              -              -             -          1,707
   Fixed MBS held-to-maturity                        471            488          1,028          2,870         6,819         11,676
   U.S. Treasury bills and callable
      debentures held-to-maturity                     11             10             10          2,082        14,280         16,393
   Fixed and MBS available-for-sale                  118            112            209            519           779          1,737
   ARM MBS available-for-sale                     18,560          8,235          2,211              -             -         29,006
   Callables debentures available-for-sale         4,865              -              -          1,977         1,917          8,759
   Equity securities                               3,977              -              -              -           253          4,230
   Cash and due from banks                             -              -              -              -         6,552          6,552
   Non-earnings assets                                 -              -              -              -         3,397          3,397
                                               ---------      ---------      ---------      ---------     ---------      ---------

   Total                                          73,631         31,936         32,353         67,419        70,959        276,298

Liabilities and equity capital:
   Interest bearing NOW accounts                       -              -              -              -        27,481         27,481
   Demand deposits                                     -              -              -              -        15,209         15,209
   Savings                                             -              -              -              -        37,704         37,704
   Money market deposits                          62,859              -              -              -             -         62,859
   Certificates of deposit                        38,503         13,420         12,374          2,532             -         66,829
   Borrowings                                     37,000          3,000          5,000              -             -         45,000
   Other liabilities                                   -              -              -              -         4,241          4,241
   Equity capital                                      -              -              -              -        16,975         16,975
                                               ---------      ---------      ---------      ---------     ---------      ---------

   Total                                         138,362         16,420         17,374          2,532       101,610        276,298
                                               ---------      ---------      ---------      ---------     ---------      ---------
Excess (deficiency) of assets over
   liabilities and equity capital              $ (64,731)     $  15,516      $  14,979      $  64,887     $ (30,651)     $       -
                                               =========      =========      =========      =========     =========      =========

Cumulative Gap                                 $ (64,731)     $ (49,215)     $(34,236)      $  30,651     $       -      $       -

Cumulative assets as a % of cumulative
   liabilities and equity capital                  53.22%         68.20%         80.11%       117.55%        100.00%

Cumulative excess (deficiency) of assets
   over liabilities and equity capital as a
   % of total assets                             (23.43)%       (17.81)%       (12.39)%       11.09%          0.00%

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funds for the Company are deposits, borrowings from the FHLB of Boston, the sale of loans, loan amortization, prepayments and maturities, and the sale of investments and mortgage-backed securities available for sale. Total deposits and FHLB borrowings increased by $2.3 million, or 0.9%, during 1999, and increased by $41.2 million, or 19.4%, during 1998.

During 1999 and 1998, the Company used its sources of funds primarily to meet commitments to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to purchase investment securities. At December 31, 1999 and 1998, approved loan commitments outstanding amounted to $6.8 million and $10.3 million, respectively. At the same dates, commitments of the Company to borrowers under unused lines of credit and home equity credit lines amounted to $31.9 million and $26.3 million, respectively, and the unadvanced portions of residential owner-occupied construction loans amounted to $573,000 and $355,000, respectively.

The Company monitors its liquidity in accordance with guidelines established by its Asset/Liability and Investment Policies. Management believes that the Company currently has adequate liquidity available to meet operating needs. To meet unexpected demands, the Company has borrowing capabilities with the FHLB of Boston. At December 31, 1999, the total borrowing capacity was $99.1 million. See "Item 1 - Business - Source of Funds - Borrowings".

For further information regarding the Company's capital resources, see "Item 1 - Business - Stockholders' Equity and Regulatory Matters".

IMPACT OF INFLATION AND CHANGING PRICES

The  Consolidated  Financial  Statements and related notes thereto  presented in
Item 8 of this Report have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, most of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as the price of goods and services.

DIVIDENDS

During 1995, the Company established a policy whereby the Board of Directors declares quarterly cash dividends, after a review of earnings, capital and asset quality trends. Dividends were initiated in the third quarter of 1995 by the declaration of a post-split $.005 dividend per common share. In total, the Company declared dividends of $629,000, $407,000 and $297,000 or $.25, $.17 and $.125 per share in 1999, 1998 and 1997, respectively. The declaration of future cash dividends will be subject to operating results, financial conditions, regulatory, tax considerations and other factors.

In the third quarter of 1997, the common stock was split 2-for-1, effected by means of a stock dividend. This dividend was paid as a result of the Company's desire to increase the number of shares outstanding, in order to improve the trading liquidity of its shares. As a result, the number of shares outstanding at December 31, 1999 and 1998 was approximately 2.5 million and 2.4 million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It requires that an enterprise display an amount representing total comprehensive income for each period. It does not require per share amounts of comprehensive income to be disclosed. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company adopted this statement effective for the 1998 financial statements; all prior periods have been reclassified to reflect the provisions of this statement.

In June of 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company manages its operations as one segment.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 on October 1, 1998, did not have a material effect on the Company; however, in conjunction with adopting this statement, the Company transferred $4.7 million of mortgage-backed securities and $6.0 million of U.S. Government Agency obligations from held to maturity to available for sale.

In 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises. SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 was effective for the first fiscal quarter beginning after December 31, 1998. Early application was encouraged. The adoption of this statement did not have a significant effect on the Company's financial condition, liquidity or results of operations.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's success is dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Because the Company does not maintain a trading portfolio it is not exposed to significant market risk from trading activities.

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO). ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of funds. The committee is also involved in formulating the economic projections for the Company's budget and strategic plan.

The Company continues to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. In recent years, the focus has been to originate adjustable-rate residential loans for portfolio, which reprice or mature more quickly than fixed-rate residential loans. The Company's adjustable-rate loans are primarily tied to published indices, such as the one- year Constant Maturity Treasury (CMT).

The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a rise or fall in interest rates (rate shock) over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The assumptions are based on nationally published prepayment speeds on assets and liabilities when interest rates increase or decrease by 200 basis points or greater. The model factors in projections for anticipated activity levels by product lines offered by the Company. The simulation model also takes into account the Company's increased ability to control the rates on deposit products more so than adjustable-rate loans tied to published indices.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of the simulation model and static GAP reports to quantify the estimated exposure of NII to sustained interest rate changes.

The following reflects the Company's NII sensitivity analysis as of December 31:

                                                         Estimated
             Rate Change                              NII Sensitivity
             -----------                              ---------------

                                                      1999      1998
                                                      ----      ----
                +200bp                               (5.29)%   (13.3%)
                -200bp                                6.04%      8.5%

The preceding sensitivity analysis does not represent the Company's forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable-rate assets, the potential effect of changing debt service levels on customers with adjustable-rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
                                                                     ----

Independent Auditors' Report                                          30


Consolidated Balance Sheets                                           31


Consolidated Statements of Income                                     33


Consolidated Statements of Changes in Stockholders' Equity            35


Consolidated Statements of Cash Flows                                 37


Notes to Consolidated Financial Statements                            40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ipswich Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of Ipswich Bancshares, Inc. and Subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ipswich Bancshares, Inc. and Subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Portland, Maine                                        Limited Liability Company
January 10, 2000

                             IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                   CONSOLIDATED BALANCE SHEETS

                                   December 31, 1999 and 1998
                          (Dollars in Thousands Except Per Share Data)

                                     ASSETS
                                     ------

                                                                           1999         1998
Cash and due from banks (note 2)                                        $   6,552     $   7,079
Interest-bearing deposits                                                       2             5
Federal funds sold (note 2)                                                 1,705         5,011
                                                                        ---------     ---------

      Total cash and cash equivalents                                       8,259        12,095

Investment securities available for sale, at market value; amortized
   cost of $39,485 and $28,776 (notes 3 and 12)                            39,502        29,085

Investment securities held to maturity, at cost; market value
   of $27,061 and $10,271 (notes 3 and 12)                                 28,069        10,196

Loans held for sale (note 4)                                                    -        24,000

Loans (notes 5 and 12)                                                    193,327       188,991
Allowance for possible loan losses (note 6)                                (1,798)       (1,742)
                                                                        ---------     ---------

      Net loans                                                           191,529       187,249

Stock in Savings Bank Life Insurance Company                                  253           253

Stock in FHLB of Boston (notes 9 and 12)                                    3,977         2,905

Banking premises and equipment, net (note 7)                                3,168         3,298

Other real estate owned (note 8)                                              111           718

Accrued interest receivable                                                 1,248         1,053

Mortgage servicing rights (note 10)                                             -           229

Other assets                                                                  182           247
                                                                        ---------     ---------

      Total assets                                                      $ 276,298     $ 271,328
                                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                               1999        1998
                                                                             --------    --------
Liabilities:
   Deposits (note 11)                                                        $210,082    $199,757
   Borrowed funds (note 12)                                                    45,000      53,000
   Mortgagors' escrow accounts                                                    993       1,043
   Accrued expenses and other liabilities                                       2,731       2,759
   Deferred income tax liability (note 13)                                        517         546
                                                                             --------    --------

      Total liabilities                                                       259,323     257,105

Commitments and contingencies (notes 4, 7, 13 and 17)

Stockholders' equity (notes 14 and 15):

   Serial preferred stock, $.10 par value per share; 1,000,000 shares
      authorized, none issued                                                       -           -
   Common stock, $0.10 par value per share; 12,000,000 shares authorized,
      2,525,427 and 2,392,286 shares issued and outstanding                       253         239
   Additional paid-in capital                                                   2,262       2,009
   Retained earnings                                                           14,450      11,790
   Accumulated other comprehensive income (note 3)                                 10         185
                                                                             --------    --------

      Total stockholders' equity                                               16,975      14,223


      Total liabilities and stockholders' equity                             $276,298    $271,328
                                                                             ========    ========

See accompanying notes.

                               IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31, 1999, 1998 and 1997
                            (Dollars in Thousands, Except Per Share Data)

                                                                        1999       1998         1997
                                                                     --------    --------     --------
Interest and dividend income:
   Loans                                                             $ 14,313    $ 13,907     $ 11,019
   Federal funds sold and interest bearing deposits                       187         136           70
   Investment securities available for sale                             2,233       1,108          953
   Investment securities held to maturity                               1,222       1,307        1,400
                                                                     --------    --------     --------

      Total interest and dividend income                               17,955      16,458       13,442

Interest expense:
   Deposits (note 11)                                                   6,576       6,542        5,668
   Borrowed funds                                                       2,681       2,455        1,339
                                                                     --------    --------     --------

      Total interest expense                                            9,257       8,997        7,007
                                                                     --------    --------     --------

      Net interest and dividend income                                  8,698       7,461        6,435

Provision for possible loan losses (note 6)                               100         180          120
                                                                     --------    --------     --------

      Net interest and dividend income after provision
         for possible loan losses                                       8,598       7,281        6,315

Non-interest income:
   Net mortgage banking gains (note 4)                                  1,030       1,466          619
   Net gain (loss) on sale of mortgage servicing rights (note 10)          63        (196)          --
   Loan servicing income (expenses), net (note 10)                         21        (341)         (21)
   Deposit account fees                                                 1,504       1,196          942
   Other loan fees                                                        217         204          135
   Gains (losses) on sales of securities available for sale,
      net (note 3)                                                         78          93           (5)
   Other                                                                   12          15           30
                                                                     --------    --------     --------

      Total non-interest income                                         2,925       2,437        1,700
                                                                     --------    --------     --------

      Net interest, dividend and non-interest income                   11,523       9,718        8,015


                               IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF INCOME

                                             (CONTINUED)

                            Years Ended December 31, 1999, 1998 and 1997
                            (Dollars in Thousands, Except Per Share Data)


                                                                1999           1998           1997
                                                              -------        -------        -------
Non-interest expenses:
   Salaries and employee benefits (note 15)                   $ 3,196        $ 2,559        $ 2,110
   Occupancy and equipment expenses (note 7)                      886            661            502
   Data processing expenses                                       465            419            258
   Professional fees                                              778            248            218
   Advertising and marketing expenses                             537            632            430
   FDIC deposit insurance                                          36             27             19
   OREO income, net (note 8)                                     (308)          (148)           (49)
   Other                                                        1,320          1,198            988
                                                              -------        -------        -------

      Total non-interest expenses                               6,910          5,596          4,476
                                                              -------        -------        -------

      Income before income taxes                                4,613          4,122          3,539

Income tax expense (note 13)                                    1,324          1,484          1,327
                                                              -------        -------        -------

      Net income                                              $ 3,289        $ 2,638        $ 2,212
                                                              =======        =======        =======

Basic earnings per share (notes 1 and 16)                     $  1.33        $  1.10        $   .93
Diluted earnings per share (notes 1 and 16)                      1.29           1.03            .88

Dividends per share                                               .25            .17           .125


See accompanying notes.

                                        IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Years Ended December 31, 1999, 1998 and 1997
                                     (Dollars in Thousands Except Per Share Data)

                                                                                             Accumulated
                                                                                                Other      Total
                                                                   Additional                  Compre-     Stock-
                                         Shares         Common       Paid-in     Retained      hensive     holders'
                                       Outstanding      Stock        Capital     Earnings       Income      Equity
                                       -----------      -----        -------     --------       ------      ------
Balance at December 31, 1996             1,187,811    $     119    $   1,936    $   7,763     $      33    $   9,851

Stock options exercised                      9,454            1           27            -             -           28
Issuance of stock rights                         -            -            6            -             -            6
Cash dividends                                   -            -            -         (297)            -         (297)
Transfer resulting from
  2-for-1 stock split                    1,187,811          119            -         (119)            -            -

Comprehensive income:
  Net income                                     -            -            -        2,212             -        2,212
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $40            -            -            -            -             -           64
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $20                -            -            -            -             -          (31)

  Other comprehensive income                     -            -            -            -            33           33
                                                                                                           ---------

Total comprehensive income                       -            -            -            -             -        2,245
                                         ---------    ---------    ---------    ---------     ---------    ---------

Balance at December 31, 1997             2,385,076          239        1,969        9,559            66       11,833

Stock options exercised                      7,210            -           18            -             -           18
Issuance of stock rights                         -            -           22            -             -           22
Cash dividends                                   -            -            -         (407)            -         (407)
Comprehensive income:
  Net income                                     -            -            -        2,638             -        2,638
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $63            -            -            -            -             -           93
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $17                -            -            -            -             -           26
                                                                                                           ---------

  Other comprehensive income                     -            -            -            -           119          119
                                                                                                           ---------
Total comprehensive income                       -            -            -            -             -        2,757
                                         ---------    ---------    ---------    ---------     ---------    ---------

Balance at December 31, 1998             2,392,286          239        2,009       11,790           185       14,223

                                        IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (CONTINUED)

                                     Years Ended December 31, 1999, 1998 and 1997
                                     (Dollars in Thousands Except Per Share Data)

                                                                                             Accumulated
                                                                                                Other         Total
                                                                    Additional                 Compre-        Stock-
                                           Shares        Common       Paid-in     Retained     hensive        holders'
                                        Outstanding       Stock       Capital     Earnings      Income         Equity
                                        -----------       -----       -------     --------      ------         ------
Balance at December 31, 1998              2,392,286    $     239    $   2,009    $  11,790     $     185     $  14,223

Stock options exercised                     133,141           14          226            -             -           240
Issuance of stock rights                          -            -           27            -             -            27
Cash dividends                                    -            -            -         (629)            -          (629)

Comprehensive income:
  Net income                                      -            -            -        3,289             -         3,289
  Other comprehensive income:
    Unrealized holding losses on
      securities, net of taxes of $150            -            -            -            -             -          (223)
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $33                 -            -            -            -             -            48
                                                                                                             ---------
  Other comprehensive income (loss)               -            -            -            -          (175)         (175)
                                                                                                             ---------

Total comprehensive income                        -            -            -            -             -         3,114
                                          ---------    ---------    ---------    ---------     ---------     ---------

Balance at December 31, 1999              2,525,427    $     253    $   2,262    $  14,450     $      10     $  16,975
                                          =========    =========    =========    =========     =========     =========

See accompanying notes.

                                       IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Years Ended December 31, 1999, 1998 and 1997
                                               (Dollars in Thousands)

                                                                                1999         1998           1997
                                                                              --------     --------       ---------
Net cash flows from operating activities:
   Net income                                                                 $  3,289     $  2,638       $   2,212
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
       Provision for possible loan losses                                          100          180             120
       Reduction of allowance for possible losses on other
         real estate owned                                                           -            -            (150)
       Deferred income tax expense                                                  88           61             143
       Depreciation expense                                                        337          244             169
       Amortization of premiums on investment securities, net                      148           59              86
       Gains on sale of loans                                                   (1,030)      (1,466)           (619)
       (Gains) losses on sales of investment securities available for sale         (78)         (93)              5

       Gains on sale of other real estate owned                                   (340)        (224)            (61)
       Loss on disposal of fixed assets                                              -            -               4
       Origination of loans held for sale                                      (59,545)    (134,915)        (45,964)
       Proceeds from sale of loans                                              16,620       28,872          20,491
       Proceeds from sale of securitized loans                                  67,955       91,540          16,855
       (Increase) decrease in net loan origination costs                          (208)         228            (179)
       Decrease on loan discounts                                                   (3)         (40)             (4)
       (Increase) decrease in mortgage servicing rights                            229          257            (100)
       (Increase) decrease in accrued interest receivable                         (195)          83            (279)
       (Increase) decrease in other assets, net                                     65          (85)            263
       (Decrease) increase in accrued expenses and other liabilities               (28)          52             695
                                                                              --------     --------       ---------
   Net cash provided (used) by operating activities                             27,404      (12,609)         (6,313)

Net cash flows from investing activities:

   Purchase of investment securities available for sale                        (19,490)     (16,722)         (7,064)
   Principal paydowns on investment securities available for sale               12,722        8,390           4,568

   Proceeds from the sale of investment securities available for sale            4,963        3,475           7,001

   Purchase of investment securities held to maturity                          (20,826)      (4,008)        (25,547)
   Principal paydowns on investment securities held to maturity                  2,964       10,498           8,972

   Purchases of stock in FHLB of Boston                                         (1,072)        (861)           (969)
   Net increase in loans                                                       (13,216)     (23,837)        (43,913)
   Proceeds from sales of other real estate owned                                1,009          720             203
   Purchases of equipment, net                                                    (207)        (883)           (373)
                                                                              --------     --------       ---------

   Net cash used in investing activities                                       (33,153)     (23,228)        (57,122)

                                       IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (CONTINUED)

                                    Years Ended December 31, 1999, 1998 and 1997
                                               (Dollars in Thousands)

                                                                                1999          1998           1997
                                                                              ---------     ---------     ---------
Cash flows from financing activities:
   Proceeds from the issuance of common stock and stock rights                $     267     $      40     $      34
   Cash dividends                                                                  (629)         (407)         (297)
   Net increase in deposits                                                      10,325        28,516        41,898
   Proceeds from Federal Home Loan Bank advances                                120,000        96,012        49,360
   Repayment of Federal Home Loan Bank advances                                (128,000)      (83,372)      (26,000)
   (Decrease) increase in mortgagors' escrow accounts                               (50)          345           204
                                                                              ---------     ---------     ---------

   Net cash provided by financing activities                                      1,913        41,134        65,199
                                                                              ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                             (3,836)        5,297         1,764

Cash and cash equivalents at beginning of year                                   12,095         6,798         5,034
                                                                              ---------     ---------     ---------

Cash and cash equivalents at end of year                                      $   8,259     $  12,095     $   6,798
                                                                              =========     =========     =========

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest on deposit accounts                                             $   6,576     $   6,542     $   5,668
     Interest on borrowed funds                                                   2,711         2,412         1,268
     Income tax expense, net                                                        601         1,191           992

Supplemental schedule of non-cash investing and financing activities:
   Conversion of residential real estate loans to mortgage-
     backed securities                                                        $  76,097     $  90,451     $  18,079
   Transfer of investment securities held to maturity to
     investment securities available for sale (note 2)                                -        10,698             -
   Transfer of other real estate owned to loans                                       -             -           327
   Transfer of loans to other real estate owned                                      62             -             -
   Transfer from retained earnings to common stock resulting
     from 2-for-1 in 1997                                                             -             -           119
   Net (decrease) increase required by Statement of Financial
       Accounting Standards No. 115:
       Investment securities                                                       (292)          199            53
       Deferred income tax liability                                               (117)           80            20
       Net unrealized gain on investment securities
         available for sale                                                        (175)          119            33

See accompanying notes.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Business

          Ipswich Bancshares, Inc. (the Company) is a Massachusetts corporation whose primary business is serving as the holding company for Ipswich Savings Bank - d/b/a IpswichBank - (the Bank), a state chartered savings bank located in Ipswich, Massachusetts. On July 1, 1999, in connection with the formation of the Company as the holding company for the Bank, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly owned subsidiary of the Company. The reorganization had no impact on the consolidated financial statements. The Company is subject to regulation by the Federal Reserve Board (the FRB).

          The Bank provides a variety of loan and deposit services to its customers through eight branch locations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (FDIC) and the Massachusetts Commissioner of Banks (the Commissioner) and to certain requirements established by the FRB. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC to the fullest extent authorized by law (generally $100 per depositor). All deposits in excess of FDIC limits are insured by the Depositors Insurance Fund.

     (b)  Basis of Presentation
          ---------------------

          The consolidated financial statements include the accounts of Ipswich Bancshares, Inc. and its wholly-owned subsidiary, IpswichBank, and the Bank's subsidiaries; Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, Historic Ipswich, Inc., North Shore Financial Services, Inc. and Rowley Investment Corporation (collectively hereinafter referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

          Ipswich Preferred Capital Corporation, 99%-owned by the Bank, was formed as a mortgage real estate investment trust to hold residential mortgages as a subsidiary of IpswichBank. Ipswich Securities Corporation was formed to exclusively transact in securities on its own behalf as a subsidiary of IpswichBank. Historic Ipswich, Inc. and North Shore Financial Services, Inc. were incorporated for the purpose of holding direct investments in real estate and foreclosed real estate, respectively. Rowley Investment Corporation was incorporated to facilitate the holding and permitting of certain bank-owned real estate.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.   Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

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

          Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses, the valuation of real estate acquired by foreclosure and the valuation of mortgage servicing rights.

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

     (c)  Investments
          -----------

          Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; and debt and equity securities not classified as held to maturity are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as accumulated other comprehensive income within stockholders' equity.

          Premiums and discounts are taken into income by a method the result of which approximates that of the level yield method. Realized gains or losses are computed using the specific identification method. When, in management's judgment, an other than temporary decline in the value of a security occurs, the carrying value of such security is written down to its fair value and the amount of the impairment is charged to earnings.

     (d)  Loans
          -----

          Loan origination fees and certain direct loan origination costs are capitalized and recognized over the life of the related loan by use of the level yield method or recognized as an adjustment to the gain or loss when loans are sold.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.   Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

     (e)  Loans Held for Sale

          Mortgage loans held for sale are carried at the lower of aggregate cost or fair value, based upon commitments from investors to purchase such loans and upon prevailing market values. Net deferred loan origination fees are included in the fair value determination and are included in the determination of gains or losses on sales of mortgage loans. Interest income on loans held for sale is accrued and classified as interest income on loans. When loans are sold, a gain or loss is recognized to the extent that the sale proceeds exceed or are less than the carrying value of the loans, net of the value of servicing rights retained, using the specific identification method.

          The Company  periodically  enters into  commitments  to sell  mortgage loans to investors at a fixed price. The Company recognizes these commitments as derivatives. In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 on October 1, 1998, did not have a material effect on the Company's operations.

     (f)  Allowance for Possible Loan Losses
          ----------------------------------

          The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. Management, in evaluating current information and events regarding the borrowers' ability to repay their obligations, considers commercial loans over $200 to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement; other loans are evaluated collectively for

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.   Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

          valuation. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

          The Company sets the level of its allowance for possible loan losses based on a number of factors. Management uses available information (such as current economic conditions, levels of nonperforming loans, delinquency trends and collateral values) to assess the adequacy of the allowance and to determine future additions to the allowance. The process involves substantial uncertainties; ultimate losses may vary from current estimates. Management believes that the allowance for possible loan losses is adequate as of year end 1999. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Possible Loan Losses," and "Item 8 - Note 6 of Notes to Consolidated Financial Statements".

     (g)  Mortgage Loan Servicing
          -----------------------

          Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Industry average prepayment rates are considered when estimating the lives of the mortgage servicing rights. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are obtained from an independent servicing portfolio valuation. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: maturity term, interest rate and product type (fixed-rate, adjustable-rate, etc.). The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

     (h)  Banking Premises and Equipment
          ------------------------------

          Banking premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets or the term of the lease, if shorter. Maintenance and repairs are charged to current expense as incurred and the cost of major renewals and betterments are capitalized.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.   Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

     (i)  Other Real Estate Owned
          -----------------------

          Other real estate owned includes those properties acquired through foreclosure or deed-in-lieu of foreclosure. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense. Gains on sales subsequent to foreclosure are recognized in operations when realized.

          After foreclosure, foreclosed assets are presumed to be held for sale and are carried at the lower of fair value minus estimated costs to sell or cost. When fair value minus selling costs declines below cost, a valuation allowance is established. If the fair value of the asset minus the estimated costs to sell subsequently increases and this amount is more than the asset's carrying value, the valuation allowance  is  reversed.  Increases  or  decreases  in  the  valuation allowance are charged or credited to income. The carrying value of other real estate owned is determined by management's evaluation of the risk of loss based upon an assessment of the types of other real estate owned, review and assessment of independent appraisals and other factors. While management uses information available in determining the carrying value, future adjustments to carrying value may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's carrying value of other real estate owned. Such agencies may require the Company to recognize additional write-downs based upon judgments different from those of management.

     (j)  Investment in Real Estate Limited Partnerships
          ----------------------------------------------

          Investments in real estate limited partnerships are accounted for on the equity method. They are included in other assets.

     (k)  Accrual of Interest Income and Expense
          --------------------------------------
          Interest on loans and investment securities is taken into income using methods which relate the income earned to the balances of loans and investment securities outstanding. The recording of interest income on problem loan accounts generally ceases when the loans become 90 days past due and are not in the process of collection. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been reduced to an amount deemed collectable. Restructured loans are returned to accrual status when the borrower has complied with the repayment terms of the loan for a period of six to eighteen months. Interest expense on liabilities is derived by applying applicable interest rates to principal amounts outstanding.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.   Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

     (l)  Advertising Costs
          -----------------

          Advertising costs are expensed as they are incurred.

     (m)  Incentive Compensation
          ----------------------

          The Company has a Management Incentive Compensation Plan as a means of recognizing achievement on the part of its Senior Management and certain other officers of the Company. Incentive awards are determined according to a formula based upon the Company's return on average stockholders' equity in the calendar year, as compared with a group of peer banks, as well as the individual participant's performance. Awards are paid as a bonus calculated as a percentage of an individual officer's salary within the limitations of the plan.

          SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to recognize compensation expense for grants of common stock, stock options and other equity instruments to employees based upon the fair value of the instruments when issued. Companies electing not to recognize compensation expense are required to disclose what net income and earnings per share would have been if the expense were recognized. The Company elected to adopt the disclosure option of SFAS No. 123 rather than recognition of compensation expense.

     (n)  Pension Plan
          ------------
          Pension costs are funded as accrued.

     (o)  Income Taxes
          ------------

          The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed and adjustments to such asset are recognized as deferred income tax expense or benefit based upon management's judgment relating to the realizability of such asset.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.   Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

     (p)  Other Comprehensive Income
          --------------------------

          Accumulated other comprehensive income consists solely of unrealized appreciation on investment securities available for sale, net of taxes.

     (q)  Earnings per Share
          ------------------

          The computation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common stock equivalents outstanding during each period. Stock option grants are included only in periods when the results are dilutive. During 1997, the Company declared a two-for-one stock split which has been reflected in all per share computations.

     (r)  Statement of Cash Flows
          -----------------------

          For purposes of the statement of cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits and federal funds sold.

2.  Federal Funds Sold, Reserve Requirements and Compensating Balance Agreements
    ----------------------------------------------------------------------------

     Federal funds sold at December 31, 1999 and 1998 were $1,705 and $5,011, respectively, stated at cost, which approximates market, and mature within one month.

     The Federal Reserve Board requires the Company to maintain a reserve balance; the amount of this reserve balance at December 31, 1999 was $1,105.

     The Company has arrangements with a third party for processing money orders and treasurers checks. The arrangement requires the maintenance of a compensating balance. At December 31, 1999, the Company was required to maintain a compensating balance of $255.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 3.  Investment Securities
     ---------------------

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 1998. In conjunction with adopting this statement, the Company transferred $4,700 of mortgage-backed securities and $6,000 of U.S. Government Agency obligations from held to maturity to available for sale.

     Available for Sale
     ------------------

     The amortized cost and approximate market values of investment securities available for sale at December 31 are summarized as follows:

                                                                       1999
                                                 -------------------------------------------------
                                                 Amortized    Unrealized    Unrealized     Market
                                                   Cost          Gains        Losses        Value
                                                  ------         ----          ----        -------
     U.S. Treasury bills and U.S. Government
        Agency obligations                       $ 8,865        $  -          $(106)      $  8,759
     Mortgage-backed securities                   30,620          217           (94)        30,743
                                                  ------         ----          ----        -------

                                                 $39,485        $ 217         $(200)      $ 39,502
                                                  ======         ====          ====        =======


                                                                       1998
                                                 -------------------------------------------------
                                                 Amortized    Unrealized    Unrealized     Market
                                                   Cost          Gains        Losses        Value
                                                  ------         ----          ----        -------
     U.S. Government Agency obligations          $ 3,999        $ 102         $ -         $  4,101
     Mortgage-backed securities                   24,685          194           (6)         24,873
     Marketable equity securities                     92           19           -              111
                                                  ------         ----          ---         -------

                                                 $28,776        $ 315         $ (6)       $ 29,085
                                                  ======         ====          ===         =======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 3.  Investment Securities (Continued)
     ---------------------------------

     The following table sets forth the maturity distribution of investment securities available for sale at December 31. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            1999                      1998
                                                  ----------------------     ----------------------
                                                  Amortized      Market      Amortized       Market
                                                    Cost          Value        Cost           Value
                                                    ----          -----        ----           -----
     Within one year                               $ 4,865      $  4,865      $  -         $   -
     Due after five years through ten years          4,000         3,894        3,999         4,101
     Mortgage-backed securities maturing
        after ten years:
          FNMA participation certificates           25,531        25,631       12,886        12,990
          FHLMC participation certificates           5,089         5,112       11,799        11,883
                                                    ------       -------       ------       -------

                                                   $39,485      $ 39,502      $28,684      $ 28,974
                                                   =======      ========      =======      ========

     Proceeds from sales of investment securities available for sale during 1999, 1998 and 1997 amounted to $4,963, $3,475 and $7,001, respectively.
     The realized gains and losses on investment securities available for sale, for each of the three years ended December 31, is as follows:

                                         1999                  1998                 1997
                                  ------------------    ------------------   -------------------
                                  Realized  Realized    Realized  Realized   Realized   Realized
                                    Gains    Losses       Gains     Losses     Gains      Losses
                                    -----    ------       -----     ------     -----      ------
     U.S. Treasury notes            $  -       $  -        $ -       $ -        $  6      $  (1)
     U.S. Government Agency
        obligations                    -          -          63        -          -         (24)
     Mortgage-backed securities        49         -          16        (1)        14         -
     Marketable equity securities      29         -          15        -          -          -
                                    -----      ----        ----      ----       ----      -----

                                    $  78      $  -        $ 94      $ (1)      $ 20      $ (25)
                                    =====      ====        ====      ====       ====      =====

     The Company had $324 of investment securities pledged for Treasury, Tax and Loan purposes to the FRB as of December 31, 1999.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 3.  Investment Securities (Continued)
     ---------------------------------

     The following table summarizes the amounts of unrealized gains and losses on investment securities at December 31 which are included in accumulated other comprehensive income within stockholders' equity:

                                                                1999     1998
                                                                ----     ----
     Net unrealized gain on available for sale securities       $ 17    $ 309
     Related income tax benefit                                   (7)    (124)
                                                                 ---     ----

                                                                $ 10    $ 185
                                                                 ===     ====

     Held to Maturity

     The amortized cost and approximate market values of investment securities held to maturity at December 31 are summarized as follows:

                                                                       1999
                                               --------------------------------------------------
                                               Amortized    Unrealized     Unrealized      Market
                                                  Cost         Gains          Losses        Value
                                                  ----         -----          ------        -----
     U.S. Government Agency obligations          $16,393        $  -         $  (617)     $ 15,776
     Mortgage-backed securities                   11,676           -            (391)       11,285
                                                  ------         ----         ------       -------

                                                 $28,069        $  -         $(1,008)     $ 27,061
                                                  ======         ====         ======       =======


                                                                       1998
                                               --------------------------------------------------
                                               Amortized    Unrealized     Unrealized      Market
                                                  Cost         Gains          Losses        Value
                                                  ----         -----          ------        -----
     U.S. Government Agency obligations          $ 3,500        $  27        $  -         $  3,527
     Mortgage-backed securities                    6,696           48           -            6,744
                                                  ------         ----         ----         -------

                                                 $10,196        $  75        $  -         $ 10,271
                                                  ======         ====         ====         =======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 3.  Investment Securities (Continued)
     ---------------------------------

     The following table sets forth the maturity distribution of investment securities held to maturity at December 31. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                1999                    1998
                                                        --------------------     -----------------
                                                         Amortized    Market     Amortized  Market
                                                           Cost        Value       Cost      Value
                                                          ------      ------     -------    ------
     After one to five years                             $ 2,000     $ 1,935    $   -       $  -
     After five to ten years                              14,393      13,841       3,500      3,527
     Mortgage-backed securities maturing after ten years:
        FNMA participation certificates                    3,077       3,004       1,980      2,013
        FHLMC participation certificates                   4,868       4,796         741        750
        GNMA participation certificates                    3,731       3,485       3,975      3,981
                                                          ------      ------     -------     ------

                                                         $28,069     $27,061    $ 10,196    $10,271
                                                          ======      ======     =======     ======


 4.  Loans Held for Sale and Gains on Sales of Loans

     The following table summarizes the amortized cost and estimated market value of loans held for sale at December 31:


                                               1999                           1998
                                    -------------------------       --------------------------
                                                    Estimated                        Estimated
                                    Amortized        Market         Amortized         Market
                                      Cost            Value           Cost             Value
                                      ----            -----           ----             -----
     Loans held for sale            $   -            $  -             $24,000         $24,000

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

  4.  Loans Held for Sale and Gains on Sales of Loans (Continued)
      -----------------------------------------------------------

     The realized gains and losses on mortgage loans sold for each of the three years ended December 31, is as follows:

                                Realized            Realized
                                  Gains              Losses           Net Gains
                                  -----              ------           ---------
          1999                   $1,036             $   (6)           $ 1,030
          1998                    1,474                 (8)             1,466
          1997                      622                 (3)               619

     Certain loans sold by the Company are subject to repurchase. In the event one of these loans becomes 60 days or more delinquent in the first six months, beginning with the first payment due the purchaser, the Company would be required to repurchase the loan. Total loans sold subject to repurchase were approximately $5,096, $0 and $13,700 at December 31, 1999, 1998 and 1997, respectively.

 5.  Loans
     -----

     The Company's lending activities are conducted principally in Essex and Middlesex Counties in Massachusetts and Southern New Hampshire. The Company grants residential and consumer loans, commercial real estate and industrial loans, and loans for the construction of residential owner-occupied homes. Substantially all loans granted by the Company are secured by real estate collateral. The ability and willingness of residential mortgage and consumer loan borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrower's geographic areas and real estate values. The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrower's geographic areas and the general economy.

     The Bank is generally prohibited by Massachusetts banking statutes from lending to any one borrower amounts in excess of 20% of stockholders' equity.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 5.  Loans (Continued)
     -----------------

     Loans at December 31 are summarized as follows:

                                                                                 1999       1998
                                                                                -------   --------
     Loans:
        Residential                                                            $162,633  $ 160,153
        Residential owner-occupied construction                                   1,463      1,767
        Land                                                                         28         32
        Commercial real estate                                                    4,845      6,159
        Home equity                                                              52,706     43,426
                                                                                -------   --------
                                                                                221,675    211,537
        Less:
          Unadvanced funds on home equity loans                                 (29,321)   (23,654)
          Unadvanced funds on owner-occupied construction loans                    (573)      (355)
          Deferred loan origination costs, net                                      586        378
          Unearned discount                                                        (100)      (103)
                                                                                -------   --------
             Loans, net                                                         192,267    187,803

     Other loans, net                                                             1,060      1,188
                                                                                -------   --------
             Total loans                                                       $193,327  $ 188,991
                                                                                =======   ========

     In the ordinary course of business, the Company has granted loans to officers, directors and employees on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated borrowers. These loans do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

     The following schedule summarizes the loan activity to such related parties for the years ended December 31, 1999, 1998 and 1997.

                                                                        1999    1998    1997
                                                                        ----    ----    ----
           Balance at beginning of year                                $ 468   $ 655   $ 496
           Loan originations                                             413     317     393
           Amortization and payoffs                                     (239)   (353)    (15)
           Loans sold                                                   (112)     -       -
           Directors/employees left company                              (98)   (151)   (219)
                                                                        ----    ----    ----

           Balance at end of year                                      $ 432   $ 468   $ 655
                                                                        ====    ====    ====

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 5.  Loans (Continued)
     -----------------

     The recorded investment in loans for which an impairment has been recognized at December 31, 1999 and 1998 was $31 and $468, respectively. The related allowance for loan losses at December 31, 1999 and 1998 was $16 and $56, respectively. The average recorded investment in impaired loans during 1999 and 1998 was $333 and $884, respectively. Interest income recognized on impaired loans during 1999, 1998 and 1997 was $71, $37 and $105, respectively, all of which was recorded on a cash basis.

     The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on non-accrual status or the terms of which have been modified.

 6.  Allowance for Possible Loan Losses

     An analysis of the allowance for possible loan losses for the years ended December 31, is as follows:

                                                                           1999     1998     1997
                                                                           ----     ----     ----
     Balance at beginning of year                                        $ 1,742  $ 1,673  $ 1,548
     Provision charged to operations                                         100      180      120

     Less loans charged-off                                                  (81)    (131)     (31)
     Recoveries on loans previously charged-off                               37       20       36
                                                                          ------   ------   ------

     Net (charge-offs) recoveries                                            (44)    (111)       5
                                                                          ------   ------   ------

     Balance at end of year                                              $ 1,798  $ 1,742  $ 1,673
                                                                          ======   ======   ======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 6.  Allowance for Possible Loan Losses (Continued)
     ----------------------------------------------

     The allowance for possible loan losses is allocated as follows:

                                                            1999     1998
                                                          -------  -------
     Commercial real estate                               $   151  $   215
     Residential real estate                                1,056    1,016
     Home equity and other consumer                           582      497
     Residential owner-occupied construction                    9       14
                                                          -------  -------

     Total allowance                                      $ 1,798  $ 1,742
                                                          =======  =======

 7.  Banking Premises and Equipment
     ------------------------------

     A summary of banking premises and equipment at December 31 is as follows:

                                                       1999     1998
                                                     -------   -------
             Land                                   $    207  $    207
             Building                                  2,179     2,147
             Equipment                                 2,646     2,473
             Leasehold improvements                      788       786
                                                     -------   -------

                                                       5,820     5,613
             Less accumulated depreciation            (2,652)   (2,315)
                                                     -------   -------

                                                    $  3,168  $  3,298
                                                     =======   =======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 7.  Banking Premises and Equipment (Continued)
     ------------------------------------------

     As of December 31, 1999, the Company was obligated under six non-cancelable operating leases for banking premises. Minimum future rentals over the next five years under the non-cancelable operating leases are as follows:

                Year ending

               December 31,                                   Amount
               -----------                                    ------

                  2000                                        $ 213
                  2001                                          171
                  2002                                          169
                  2003                                          116
                  2004                                           29

     Rent expense amounted to $235, $199 and $144 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company leased out part of its facility, located in Ipswich, under a non-cancelable lease agreement. Rental income under this lease totaled $50, $56 and $62 at December 31, 1999, 1998 and 1997, respectively.

 8.  Other Real Estate Owned
     -----------------------

     Other real estate owned at December 31, for which the Company has determined no allowance for possible losses is necessary, is as follows:

                                                             1999   1998
                                                             ----   ----
        Land                                                 $  -    $669
        Commercial                                             49      49
        Residential                                            62       -
                                                             ----    ----

                                                             $111    $718
                                                             ====    ====

     An analysis of activity in other real estate owned for each of the years ended December 31, is as follows:

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 8.  Other Real Estate Owned
     -----------------------

                                                                      1999       1998        1997
                                                                   -------      ------     -------
     Balance at beginning of year                                  $   718      $1,214     $ 1,683

     Foreclosures                                                       62           -           -
     Net sales proceeds, including loans made to facilitate sales   (1,009)       (720)       (530)

     Gains on sales, net                                               340         224          61
                                                                    ------       -----      ------

     Balance at end of year                                        $   111      $  718     $ 1,214
                                                                    ======       =====      ======

     The Company had no allowance for possible losses on other real estate owned or any related activity during each of the years ended December 31, 1999, 1998 and 1997 other than a reduction of the allowance to $0 during the year ended December 31, 1997 through a credit of $150 to operating expenses.

     An analysis of (income) expense for other real estate owned for each of the years ended December 31, is as follows:

                                                                      1999        1998        1997
                                                                      ----        ----        ----
     Rental income                                                   $  (8)     $  (26)     $  (65)
     Gains on sales                                                   (340)       (224)        (61)
     Reduction in allowance                                            -            -         (150)
     Permitting costs                                                   29         112          67
     Foreclosure expense (reimbursement)                                11         (10)        160
                                                                     -----      ------      ------

                                                                     $(308)     $ (148)     $  (49)
                                                                     =====      ======      ======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 9.   Stock in Federal Home Loan Bank of Boston
      -----------------------------------------

      As a member of the Federal Home Loan Bank of Boston (FHLB of Boston), the Company is required to invest in $100 par value (per share) stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. As and when such stock is redeemed, the Company would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 1999 and 1998, the Company held the required investment of $3,977 and $2,905, respectively.

10.   Mortgage Servicing Rights
      -------------------------

      Loans serviced for others amounted to approximately $0, $18,848 and $45,358 at December 31, 1999, 1998 and 1997, respectively. Net servicing income (expense) amounted to approximately $21, $(341) and $(21) for the years ended December 31, 1999, 1998 and 1997, respectively.

      The following table summarizes the changes in mortgage servicing rights at December 31:

                                                                         1999      1998      1997
                                                                       -------   --------   ------
      Balance at beginning of year                                     $   229   $    543   $  421
      Additions                                                          1,171      1,452      264
      Normal amortization                                                  (86)      (174)    (116)
      Sale of mortgage servicing rights                                 (1,314)    (1,417)     -
      Additional amortization for prepayments                             -          (175)     (26)
                                                                       -------   --------   ------

      Balance at end of year                                           $  -      $    229   $  543
                                                                       =======   ========   ======

      Fair value at end of year                                        $  -      $    229   $  486
                                                                       =======   ========   ======

      During 1999 the Company sold the rights to service approximately $90,000 in loans and recognized a gain of $63 as a result of the sale. During 1998 the Company sold the rights to service approximately $90,000 in loans and recognized a loss of $196 as a result of the sale.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

 10.   Mortgage Servicing Rights (Continued)
       -------------------------------------

      An analysis of the mortgage servicing rights valuation account at December 31 is as follows:

                                                                         1999       1998      1997
                                                                         ----       ----      ----
      Balance at beginning of year                                      $  -       $ (57)    $ (35)
      Write up (down) of servicing rights through charge
         to servicing income                                               -        (141)      (22)
      Sale of mortgage servicing rights                                    -         198         -
                                                                         ----       ----      ----

      Balance at end of year                                            $  -       $  -      $ (57)
                                                                         ====       ====      ====

11.   Deposits
      --------

      Deposits at December 31 are summarized as follows:

                                                                                 1999       1998
                                                                               --------  ---------
      Demand deposits (non-interest bearing)                                   $ 15,209  $  18,656
      NOW accounts                                                               27,481     22,954
      Savings accounts                                                           37,704     37,768
      Money market deposit accounts                                              62,859     55,418
      Certificates of deposit                                                    66,829     64,961
                                                                               --------  ---------

                                                                               $210,082  $ 199,757
                                                                               ========  =========

      Deposits of $100 or more totaled approximately $72,592 and $65,959 at December 31, 1999 and 1998, respectively, of which $11,211 and $11,325 are certificates of deposit in 1999 and 1998, respectively.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

11.   Deposits (Continued)
      --------------------

      The following table shows the scheduled maturity of certificates of deposit accounts at December 31:


                                                    1999                         1998
                                           ----------------------       ----------------------
                                           Amount         Percent       Amount         Percent
                                           ------         -------       ------         -------
         Within one year                  $51,923           77.7%      $ 58,350          89.8%
         1-2 years                         12,374           18.5          5,035           7.8
         2-3 years                          2,339            3.5          1,232           1.9
         Thereafter                           193             .3            344            .5
                                          -------          -----       --------         -----

                                          $66,829          100.0%      $ 64,961         100.0%
                                          =======          =====       ========         =====



      Interest on deposits classified by type for the years ended December 31 is as follows:



                                                                      1999     1998     1997
                                                                     ------   ------   ------
         NOW accounts                                                $  176   $  203   $  178
         Saving accounts                                                868      937    1,056
         Money market deposit accounts                                2,441    2,030    1,128
         Certificates of deposits                                     3,091    3,372    3,306
                                                                      -----    -----    -----

                                                                     $6,576   $6,542   $5,668
                                                                     ======   ======   ======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


12.   Borrowed Funds
      --------------

      A summary of Federal Home Loan Bank of Boston advances at December 31, follows:

                                                   1999                           1998
                                         --------------------------     -------------------------
                                                          Weighted                       Weighted
                                                           Average                        Average
                                          Amount            Rate          Amount           Rate
                                         -------            ----        --------           ----
         Maturity in:
           1999                          $     -               -%        $24,000           5.25%
           2000                           40,000            5.82           3,000           5.98
           2001                            5,000            5.18           5,000           5.18
           2002                                -               -           3,000           6.08
           2003                                -               -          10,000           5.32
           2008                                -               -           8,000           4.99
                                          ------           ----          -------           ----

                                         $45,000            5.75%       $ 53,000           5.31%
                                         =======            ====        ========           ====

      The Company has a total borrowing capacity of $99,100 with the Federal Home Loan Bank of Boston at December 31, 1999. Advances from the Federal Home Loan Bank of Boston are secured by FHLB of Boston stock, a blanket lien on residential first mortgage loans and investment securities.

13.   Income Taxes
      ------------

      The components of income tax expense for each of the years ended December 31, are as follows:

                                                                    1999       1998         1997
                                                                    ----       ----         ----
      Federal income tax expense:
         Current                                                  $1,204       $1,219     $   981
         Deferred                                                     91          149          84

      State income tax expense:
         Current                                                      32          204         203
         Deferred                                                    118          (66)        169

      Change in valuation reserve                                   (121)         (22)       (110)
                                                                  =-----       =-----     =------

                                                                  $1,324       $1,484     $ 1,327
                                                                  ======       ======     =======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

13.   Income Taxes (Continued)
      ------------------------

     The effective income tax rate for each of the years ended December 31, 1999, 1998 and 1997 was 28.7%, 36.0% and 37.5%, respectively. A reconciliation of expected tax expense at the statutory federal income tax rate to income before income taxes, is as follows:

                                              1999                    1998                  1997
                                       --------------------  --------------------    -------------------
                                                     % of                  % of                   % of
                                                     Pretax                Pretax                 Pretax
                                       Amount        Income   Amount       Income    Amount       Income
                                       ------        ------   ------       ------    ------       ------
Computed expected tax expense at
   statutory rate                      $ 1,568        34.0%   $ 1,401        34.0%   $ 1,203        34.0%
Items affecting the federal income
   tax rate:
     State income taxes, net of
        federal tax benefit                 99         2.1         91         2.2        246         6.9
     Other                                (222)       (4.8)        14         0.3        (12)       (0.3)
     Reduction in valuation reserve       (121)       (2.6)       (22)       (0.5)      (110)       (3.1)
                                       -------        ----    -------        ----    -------        ----

                                       $ 1,324        28.7%   $ 1,484        36.0%   $ 1,327        37.5%
                                       =======        ====    =======        ====    =======        ====

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                            1999      1998
                                                          -------   -------
      Deferred tax asset:
         Loan loss reserves                              $    708  $    679
         Other real estate owned                               15       307
         Net operating loss carryforward                      184       320
         Alternative minimum tax credit                        40        40
         Business credits carryforward                        425       425
         All other                                            100         7
                                                          -------   -------

           Total gross deferred tax asset                   1,472     1,778

         Less valuation reserve                              (425)     (546)
                                                          -------   -------

              Net deferred tax asset                        1,047     1,232

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

13.   Income Taxes (Continued)
      ------------------------

                                                                                   1999      1998
                                                                                --------  --------
      Deferred tax liabilities:
         Difference between book and tax carrying value of
           investment securities                                                $      7  $    124
         Banking premises and equipment, due to depreciation
           differences                                                               351       301
         Servicing asset and deferred costs                                          603       756
         Carrying basis of limited partnerships                                      603       597
                                                                                 -------   -------

           Total gross deferred tax liability                                      1,564     1,778
                                                                                 -------   -------

           Net deferred tax liability                                           $   (517) $   (546)
                                                                                ========  ========

      Management believes the existing net deductible temporary differences that give rise to the net deferred income tax asset will reverse in periods the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which off-setting gross taxable temporary differences are expected to reverse. Management believes that it is more likely than not that the net deferred income tax asset, including the net operating loss carryforward, at December 31, 1999 will be realized through the use of the on-going earnings capabilities of the Company.

      It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

      As of December 31, 1999, the Company had a net operating loss carry-forward for federal tax purposes of $542 expiring in 2007. Tax credit carry-forwards of approximately $425 expire in years 2003 through 2007.

      The 1993 Common Stock Offering resulted in a change in control for income tax purposes. As a result, the net operating loss and tax credit carry-forwards are limited so that only $136 per year can be utilized to offset taxable income generated during the years in the carry-forward period which expires in 2007.

      Tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $670, none of which has been recognized in the financial statements. The use of this amount for purposes other than to absorb losses on loans would result in taxable income and financial statement tax expense at the then current tax rate.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


14.   Stockholders' Equity
      --------------------

      The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

      The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 1999 and 1998. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Company is also subject to similar capital adequacy requirements and the regulatory requirements of federal banking agencies.

      The actual capital amounts and ratios and minimum required amounts and ratios for the Company and the Bank as of December 31, 1999 and for the Bank as of December 31, 1998 are presented in the following tables:

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


14.   Stockholders' Equity (Continued)
      --------------------------------

                                                                                          To be
                                                                                      Well Capital-
                                                                                       ized Under
                                                                    For Capital        Prompt Cor-
                                                                     Adequacy        rective Action
                                                   Actual            Purposes          Provisions
                                                --------------     --------------     --------------
                                                Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                ------   -----     ------   -----     ------   -----

      As of December 31, 1999
      -----------------------
      Total capital (to risk-weighted assets)
         Company                              $ 18,582   14.38%  $10,338     8.00%   $12,923   10.00%
         Bank                                   18,469   14.29    10,337     8.00     12,921   10.00
      Tier I capital (to risk-weighted assets)
         Company                              $ 16,964   13.13%  $ 5,169     4.00%   $ 7,754    6.00%
         Bank                                   16,852   13.04     5,169     4.00      7,753    6.00
      Tier I capital (to average assets)
         Company                              $ 16,964    6.33%  $10,713     4.00%   $13,392    5.00%
         Bank                                   16,852    6.29    10,717     4.00     13,396    5.00

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


14.   Stockholders' Equity (Continued)
      --------------------------------

                                                                                                      To be
                                                                                                Well Capital-
                                                                                                  ized Under
                                                                             For Capital          Prompt Cor-
                                                                              Adequacy          rective Action
                                                      Actual                   Purposes            Provisions
                                                  ----------------        ------------------     -----------------
                                                  Amount     Ratio        Amount       Ratio     Amount      Ratio
                                                  ------     -----        ------       -----     ------      -----
      As of December 31, 1998
      -----------------------
      Total capital (to risk-weighted assets)    $15,693     11.70%    $  10,734       8.00%    $  13,417     10.00%

      Tier I capital (to risk-weighted assets)    14,015     10.45         5,367       4.00         8,050      6.00

      Tier I capital (to average assets)          14,015      5.55        10,105       4.00        12,632      5.00

      In accordance with Massachusetts banking regulations, the Bank established a Liquidation Account, in the amount equal to the consolidated net worth of the Bank at December 31, 1991, for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the Bank's conversion from mutual to stock form. The Liquidation Account amounted to approximately $1,000 (unaudited) at December 31, 1992. The balance will be reduced in proportion to reductions in the balances of eligible account holders as determined on each subsequent fiscal year end. Subsequent increases will not restore an eligible account holder's interest in his liquidation sub-account. In the event of complete liquidation or dissolution of the Bank, eligible account holders are entitled to their interest in the Liquidation Account in the same proportion of the balance of their qualifying deposit account at that date. The existence of the Liquidation Account restricts the use or application of net worth.

15.   Benefit Plans
      -------------

      Management Compensation Plan

      The Company has a Management Incentive Compensation Plan as a means of recognizing achievement on the part of its Senior Management and certain other officers of the Company.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


15.   Benefit Plans (Continued)
      -------------------------

      Incentive awards are determined according to a formula based upon the Company's return on average stockholders' equity in the calendar year as compared with a group of peer banks, as well as the individual participant's performance. Awards are paid as a bonus, calculated as a percentage of an individual officer's salary within the limitations of the plan. Bonus expense totaled $150, $157 and $119 during years ended December 31, 1999, 1998 and 1997, respectively.

      401(k) Plan
      -----------

      The Company has a 401(k) savings plan covering all salaried employees who become eligible to participate upon attaining the age of 21 and completing a year of service. Participants may contribute from 1% to 15% of their pretax compensation. The Company matches participants' contributions at the rate of 50% of the first 6% of compensation contributed by the employee. Such matching contributions, which are fully vested when made, amounted to $49, $41 and $36 during the years ended December 31, 1999, 1998 and 1997, respectively.

      Split Dollar Agreement and Irrevocable Insurance Trust
      ------------------------------------------------------

      The Company has a split dollar agreement and irrevocable insurance trust agreement for the President of the Company whereby the Company may contribute to the trust an amount necessary to permit the trust to pay the premiums due under the policy. The retirement expense related to this contribution totaled $60 for each of the years ended December 31, 1999, 1998 and 1997.

      Stock Option Plans
      ------------------

      At December 31, 1999 the Company has three stock option plans. Under the 1992 Stock Option Plan, the Company may grant options to its officers and other employees for up to 230,000 shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers, directors and other employees for up to 118,000 shares. Under the 1998 Stock Incentive Plan, the Company may grant options to its officers, directors and other employees for up to 100,000 shares. Both incentive stock options and non-qualified stock options may be granted under all three plans. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years under all plans. The vesting of option grants are at the discretion of the Compensation Committee of the Board of Directors.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


15.   Benefit Plans (Continued)
      -------------------------

      The Company applies APB Opinion 25, Accounting for Stock Issued to Employees and Related Interpretations, in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           1999     1998     1997
                                                                           ----     ----     ----
      Net income                             As reported                 $ 3,289  $ 2,638  $ 2,212
                                             Pro forma                     3,141    2,608    2,030

      Basic earnings per share               As reported                  $ 1.33  $  1.10     $.93
                                             Pro forma                      1.29     1.09      .85

      Diluted earnings per share             As reported                  $ 1.29  $  1.03     $.88
                                             Pro forma                      1.24     1.02      .80

      The pro forma amounts reflect only stock options granted after June 30, 1995. Therefore, the full impact of calculating the cost for stock options under Statement No. 123 is not reflected in the pro forma amounts presented above because the cost for options granted prior to July 1, 1995 is not considered under the requirements of Statement No. 123.

      The fair  value of each  option  grant is  estimated  on the date of grant
      using  the   Black-Scholes   option-pricing   model  with  the   following
      weighted-average assumptions:

                                                                            1999     1998      1997
                                                                            ----     ----      ----
           Dividend yield                                                   2.5%         1.5%           0.7%
           Expected volatility                                             23.0%        50.0%          49.0%
           Risk-free interest rates                                         6.7%         4.4%           5.8%
           Expected lives                                               10 years     10 years      8.3 years

      The weighted average fair values of options granted during 1999, 1998 and 1997 were $2.83, $7.38 and $7.30, respectively.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


15.   Benefit Plans (Continued)
      -------------------------

      A summary of the status of the Company's three stock options plans as of December 31 and changes during the years ending on those dates is presented below:

                                             1999                        1998                          1997
                                     --------------------        -----------------------       ----------------------
                                                 Weighted-                     Weighted-                    Weighted-
                                      Shares      Average        Shares         Average        Shares        Average
                                       Under     Exercise         Under        Exercise         Under       Exercise
                                      Option       Price         Option          Price         Option         Price
                                      ------       -----         ------          -----         ------         -----
Outstanding at
   beginning of year                 251,442     $    5.43        261,527     $    5.16        222,078     $    3.00
   Granted                           105,750         10.25          3,675         15.46         66,000         11.64
   Exercised                        (133,141)         1.80         (7,210)         2.63         (9,454)         3.30
   Forfeited                          (5,000)        11.33         (6,550)         3.68        (17,097)         5.37
                                   ---------                    ---------                      -------
Outstanding at end of year           219,051     $    9.82        251,442     $    5.43        261,527     $    5.16
                                   =========                    =========                      =======
Options exercisable at year end      192,210     $    9.71      $ 240,234     $    5.17        237,747     $    4.86

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                         Options Outstanding                  Options Exercisable
                               ----------------------------------------    ------------------------
                                                Weighted
                                                 Average      Weighted-                   Weighted-
                                                Remaining      Average                     Average
        Range of                 Number        Contractual    Exercise       Number       Exercise
     Exercise Prices           Outstanding    Life (Years)      Price      Exercisable      Price
     ---------------           -----------    ------------    ---------    -----------    -------
      $1.00                        1,500           4.0        $ 1.00          1,500       $  1.00
      $2.50                        1,751           5.6          2.50          1,751          2.50
      $4.9375 to 7.8125           48,500           7.0          5.81         48,500          5.81
      $9.9375 to 10.25           105,750           9.6         10.25         82,686         10.25
      $12.50 to 13.625            59,550           7.9         12.53         55,773         12.52
      $17.00                       2,000           8.5         17.00          2,000         17.00
                                 -------                                    -------
                                 219,051                                    192,210
                                 =======                                    =======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

15.   Benefit Plans (Continued)
      -------------------------

      Employment and Severance Agreements
      -----------------------------------

      The Company's President, the clerk of the corporation and four other senior officers have entered into agreements with the Company which provide for severance and other benefits in the event of a change in control of the Company under specific situations.

      Directors' Deferred Compensation Plan
      -------------------------------------

      The Company has a directors' deferred compensation plan whereby the directors accrue deferred compensation in the form of common stock units. The accumulated deferred compensation, which has been recorded as additional paid-in capital, was $55, $28 and $6 at December 31, 1999, 1998 and 1997 representing 4,573, 1,942 and 469 stock units, respectively. The stock units have been treated as common stock for the purposes of calculating earnings per share.

16.   Earnings Per Share (EPS)
      ------------------------

      The following tables represent a reconciliation of the numerators and denominators for the basic and diluted per share computation for earnings for the years ended December 31, 1999, 1998 and 1997, respectively:

                                                        Income        Shares       Per-Share
                                                      (Numerator)  (Denominator)    Amount
                                                      ----------    -----------    --------
      1999
      ----
      Basic EPS                                        $ 3,289         2,480         $1.33
      Effect of stock options                             -               63            -
                                                        ------         -----          ----
      Diluted EPS                                      $ 3,289         2,543         $1.29
                                                        ======         =====          ====

      1998
      ----
      Basic EPS                                        $ 2,638         2,392         $1.10
      Effect of stock options                             -              164            -
                                                        ------         -----          ----
      Diluted EPS                                      $ 2,638         2,556         $1.03
                                                        ======         =====          ====

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

16.   Earnings Per Share (EPS) (Continued)
      ------------------------------------


      1997
      ----
      Basic EPS                                        $ 2,212         2,378         $.93
      Effect of stock options                               -            147           -
                                                        ------         -----          ---
      Diluted EPS                                      $ 2,212         2,525         $.88
                                                        ======         =====          ===




17. Financial Instruments with Credit Risk and Off-Balance Sheet Risk, Commitments and Contingencies
      -----------------------------

      Off-Balance Sheet Risk
      ----------------------

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit, unadvanced portions of construction loans, commitments to originate loans and commitments to sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

      The Company's exposure to credit loss in the event of non-performance by the other party to its financial instruments (for unused lines of credit and loan commitments) is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


17. Financial Instruments with Credit Risk and Off-Balance Sheet Risk, Commitments and Contingencies (Continued)
      -----------------------------------------

      Financial instruments with off-balance sheet risk at December 31, are as follows:

                                                                                   1999       1998
                                                                                   ----       ----
      Commitments to originate residential loans                                $   6,816  $ 10,333
      Unused lines of credit on home equity loans                                  29,321    23,654
      Unadvanced portions of residential owner-occupied construction loans            573       355
      Unused lines of credit on overdraft protection, personal lines of credit
         and credit cards                                                           2,545     2,719
      Commitments to sell loans                                                      -       34,000
      Commitments to purchase available for sale investments                         -       13,998

      Commitments to originate loans, unused lines of credit and unadvanced portions of residential owner-occupied construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      Legal Proceedings
      -----------------

      The Company is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition of the Company.

      Commitments to Sell Loans
      -------------------------

      Forward commitments to sell loans are contracts which the Company enters into for the purpose of reducing interest rate risk and to improve liquidity. In order to fulfill a forward commitment, the Company typically receives cash in exchange for loans at a future date agreed to by both parties. Risk may arise from the possible inability of the Company to deliver the loans specified.

      As of December 31, 1999 and 1998, the Company had identified $0 and $24,000, respectively, of loans to fulfill the outstanding commitments at weighted average rates which will satisfy the commitments without loss to the Company.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


18.   Condensed Parent Information
      ----------------------------

      Condensed financial statements for Ipswich Bancshares, Inc. at December 31, 1999 and for the period from inception to December 31, 1999 are presented below. As Ipswich Bancshares, Inc. was formed in 1999, parent information does not exist for the years ended December 31, 1998 and 1997.

      Balance Sheet
      -------------
      Assets
      ------
      Cash (deposited with subsidiary)                                          $    290
      Investment in subsidiary                                                    16,862
                                                                                 -------
         Total assets                                                           $ 17,152
                                                                                 =======
      Liabilities and Stockholders' Equity
      ------------------------------------
      Accrued expenses and other liabilities                                    $    177
      Stockholders' equity                                                        16,975
                                                                                 -------
         Total liabilities and stockholders' equity                             $ 17,152
                                                                                 =======
      Statement of Income
      -------------------
      Income:
         Dividends from banking subsidiary                                      $    681
                                                                                 -------
          Total income                                                               681

      Expenses:
         Professional fees                                                           133
         Other expenses                                                               59
                                                                                 -------
          Total expenses                                                             192

         Income before income tax benefit and equity in
          undistributed net income of subsidiary                                     489
         Income tax benefit                                                          125
                                                                                 -------
         Income before equity in undistributed net income
          of subsidiary                                                              614
         Equity in undistributed net income of subsidiary                          2,675
                                                                                 -------
            Net income                                                          $  3,289
                                                                                 =======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


18.   Condensed Parent Information (Continued)
      ----------------------------------------

      Statement of Cash Flows
      -----------------------
      Cash flows from operating activities:

         Net income                                                             $  3,289
         Adjustments to reconcile net income to net cash
          used by operations:
         Undistributed earnings of subsidiary                                     (2,675)
         Increase in accrued expenses and other liabilities                          177
                                                                                 -------
          Net cash provided by operating activities                                  791

      Cash flows from financing activities:
         Proceeds from issuance of common stock                                       11
         Dividends paid to stockholders                                             (512)
                                                                                 -------
          Net cash used by financing activities                                     (501)
                                                                                 -------
          Net increase in cash                                                       290

      Cash, beginning of year                                                       -
                                                                                 -------
      Cash, end of year                                                         $    290
                                                                                 =======


19.   Fair Value of Financial Instruments
      -----------------------------------

      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

      Cash and Cash Equivalents
      -------------------------

      The  fair  value  of  cash,   due  from  banks  and  Federal  funds  sold,
      approximates their relative book values at December 31, 1999 and 1998, as these financial instruments have short maturities.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

19.   Fair Value of Financial Instruments (Continued)
      -----------------------------------------------

      Available for Sale and Held to Maturity Securities
      --------------------------------------------------

      The fair value of available for sale and held to maturity securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers at or near December 31, 1999 and 1998.

      Stock in Other Financial Institutions
      -------------------------------------

      This financial instrument does not have a market nor is it practical to estimate the fair value without incurring excessive costs.

      Loans Held for Sale and Forward Commitments
      -------------------------------------------

      The fair value of loans held for sale approximates its relative book value at December 31, 1998. There were no loans held for sale at December 31, 1999.

      Loans
      -----

      Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the
      Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic, lending conditions and the effects of estimated prepayments.

      Fair values for significant non-performing loans are based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and historical information.

      Accrued Interest Receivable
      ---------------------------

      The fair market value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than ninety days. Therefore this financial instrument has been adjusted for estimated credit loss.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

19.   Fair Value of Financial Instruments (Continued)
      -----------------------------------------------

      Deposits and Mortgagors' Escrows
      --------------------------------

      The fair value of deposits, with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, money market and checking accounts, and mortgagors' escrows, is equal to the amount payable on demand as of December 31, 1999 and 1998. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

      Borrowed Funds
      --------------

      The fair value of the Company's borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities.

      Commitments to Originate Loans
      ------------------------------

      The fair value of commitments to extend credit cannot be reasonably estimated without incurring excessive costs as the Company does not charge fees for such commitments and there is no ready market for this financial instrument.

      Limitations
      -----------

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax assets, mortgage servicing rights, bank premises and equipment and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


19.   Fair Value of Financial Instruments (Continued)
      -----------------------------------------------

      The following table presents the estimated fair value of the Company's significant financial instruments at December 31:




                                                             1999                   1998
                                                    ----------------------   --------------------
                                                    Carrying     Estimated   Carrying   Estimated
                                                      Value     Fair Value     Value   Fair Value
                                                      -----     ----------     -----   ----------
      Financial assets:
         Cash and cash equivalents                  $  8,259    $  8,259    $ 12,095    $ 12,095
         Available for sale securities                39,502      39,502      29,085      29,085
         Held to maturity securities                  28,069      27,061      10,196      10,271
         Stock in other financial institutions         4,230       4,230       3,158       3,158
         Loans held for sale                            -           -         24,000      24,000
         Loans, net                                  191,529     191,256     187,249     187,766
         Accrued interest receivable                   1,248       1,248       1,053       1,053

      Financial liabilities:
         Deposits (with no stated maturity)          143,253     143,253     134,796     134,796
         Time deposits                                66,829      66,878      64,961      65,431
         Mortgagors' escrow accounts                     993         993       1,043       1,043
         Borrowed funds                               45,000      44,900      53,000      53,195


                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

20.   Quarterly Results of Operations (Unaudited)
      -------------------------------------------

                                                      1999 Quarters                     1998 Quarters
                                             -------------------------------    -----------------------------
                                             Fourth   Third  Second    First    Fourth  Third  Second   First
                                             ------   -----  ------    -----    ------  -----  ------   -----
      Interest and dividend income           $4,588  $4,536  $ 4,289 $ 4,542    $  4,215 $ 4,053 $ 4,106  $4,085
      Interest expense                        2,332   2,257    2,242   2,426       2,322   2,252   2,225   2,198
                                             ------  ------  ------- -------    -------- ------- -------  ------

      Net interest and dividend income        2,256   2,279    2,047   2,116       1,893   1,801   1,881   1,887
      Provision for possible loan losses          -     (10)     (45)    (45)        (45)    (45)    (45)    (45)

      Non-interest income                       548     819      666     892         569     622     615     630
      Non-interest expense                   (1,592) (1,618)  (1,678) (2,022)     (1,447) (1,439) (1,494) (1,216)
                                             ------  ------  ------- -------    -------- ------- -------  ------

      Income before income taxes              1,212   1,470      990     941         970     939     957   1,256
      Income tax expense                       (303)   (441)    (297)   (283)       (349)   (338)   (345)   (452)
                                             ------  ------  ------- -------    -------- ------- -------  ------

      Net income                             $  909  $1,029  $   693 $   658    $    621 $   601 $   612  $  804
                                             ======  ======  ======= =======    ======== ======= =======  ======

      Basic earnings per share               $  .36  $  .41  $   .28 $   .28    $   .26  $   .25 $   .26  $  .34
                                             ======  ======  ======= =======    ======== ======= =======  ======

      Diluted earnings per share             $  .36  $  .40  $   .27 $   .26    $   .24  $   .24 $   .24  $  .31
                                             ======  ======  ======= =======    ======== ======= =======  ======

      Cash dividends declared per share      $  .10  $  .05  $  .05   $  .05    $   .05  $   .04 $   .04  $  .04
                                             ======  ======  ======= =======    ======== ======= =======  ======

      Quarterly per share figures may not total to the full year amount due to rounding.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III
                                    --------

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information called for by Item 10 of this report is incorporated by reference herein from the Company's Proxy Statement.

ITEM 11    EXECUTIVE COMPENSATION

           Information called for by Item 11 of this report is incorporated by reference herein from the Company's Proxy Statement.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information called for by Item 12 of this report is incorporated by reference herein from the Company's Proxy Statement.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information called for by Item 13 of this report is incorporated by reference herein from the Company's Proxy Statement.

                                     PART IV
                                     -------

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules
      ----------------------------------

      (1)  Financial  Statements  for 1999,  1998 and  1997.  See Item 8 of this
           Report.

      (2) Financial Statement Schedules. The following consolidated financial schedules of the Company are included in response to Part II, Item 8 of this Report: Schedule I - Securities - See Note 3 to the Consolidated Financial Statements.

           Schedule II - Loans to Officers, Directors, Principal Security Holders. The following schedule of the Company is included in response to Part II, Item 8 of this report: See Note 5 to the Consolidated Financial Statements.

           Schedule III - Loans and Lease Financing Receivables - The following schedule of the Company is included in response to Part II, Item 8 of this report. See Note 5 to the Consolidated Financial Statements.

           Schedule IV - Bank Premises and Equipment - See Note 7 to the Consolidated Financial Statements.

           Schedule V - Investments in, Income from Dividends, and Equity in Earnings or Losses of Subsidiaries and Associated Companies - Not Applicable.

           Schedule VI - Allowance for Possible Loan Losses - See Note 6 to the Consolidated Financial Statements.

(b)   Reports on Form 8-K
      -------------------

      (1) No Reports on Form 8-K were filed during the last quarter of 1999.

(c)   Exhibits

        2.1 Plan of Reorganization and Acquisition dated as of February 17, 1999 between the Company and Ipswich Savings Bank incorporated by reference to the Company's Form 8-K filed on July 9, 1999.

        3.1 Articles of Organization of the Company are incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

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

      *10.7 Incentive Compensation Plan for Senior Management and certain other officers dated September 15, 1995 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.8 Director Recognition and Retirement Plan adopted as of May 18, 1999 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.9 Merger and Severance Benefits Program dated February 18, 1998 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.10 Amended and Restated Employment and Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and David L. Grey is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.11 Amended and Restated Employment and Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and Francis Kenney is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.12 Amended and Restated Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and Thomas R. Girard is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.13 Employment Agreement dated June 18, 1998 between Ipswich Savings Bank and Richard P. Duffett is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.14(a)Amended and Restated Split Dollar Agreement dated May 18, 1999 among Ipswich Savings Bank, Eastern Bank and David L. Grey is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.14(b)Amended and Restated Ipswich Irrevocable Insurance Trust dated as of May 18, 1999 by and between Ipswich Savings Bank and Eastern Bank is incorporated by reference herein from the Company's June 30, 1999 form 10-Q.

       10.15 Contract with Bank's data processor dated February 14, 1997 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

      *10.16 1992 Incentive and Non-Qualified Stock Option Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

      *10.17 1996 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

      *10.18 1998 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

      *10.19   Deferred   Compensation   Plan  for  Directors   incorporated  by
               reference to the Company's Form S-8 filed on July 22, 1999.

      *10.20 Severance Agreement dated August 18, 1999 between Ipswich Savings Bank and Keirsten Scanlon is incorporated by reference herein from the Company's September 30, 1999 Form 10-Q.

        (11) A statement regarding the computation of earnings per share is included in the notes to consolidated financial statements.

        (12)   Not applicable.

        (27)   Financial data schedule.

     * Denotes management contract or compensation plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IPSWICH BANCSHARES, INC.

DATE: March 15, 2000               By:     /s/David L. Grey
                                           ----------------
                                           David L. Grey,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     SIGNATURE                                  TITLE                                DATE
     ---------                                  -----                                ----
By: /s/David L. Grey               President, Chief Executive Officer, and       March 15, 2000
--------------------               Director (Principal Executive Officer)
David L. Grey

By: /s/Francis Kenney              Senior Vice President, Treasurer, and Chief   March 15, 2000
---------------------              Financial Officer (Principal Financial
Francis Kenney                     Officer, Principal Accounting Officer)


By: /s/William M. Craft            Director                                      March 15, 2000
-----------------------
William M. Craft

By: /s/Thomas A. Ellsworth         Director                                      March 15, 2000
--------------------------
Thomas A. Ellsworth

By:                                Director                                      March 15, 2000
William E. George

By. /s/Mark L. Klaman              Director                                      March 15, 2000
---------------------
Mark L. Klaman

By: /s/John H. Morrow              Director                                      March 15, 2000
John H. Morrow

By: /s/Lawrence J. Pszenny         Director                                      March 15, 2000
--------------------------
Lawrence J. Pszenny

By: /s/William J. Tinti            Director                                      March 15, 2000
-----------------------
William J. Tinti

                                INDEX TO EXHIBITS

       ITEM                                                                                PAGE
       ----                                                                                ----
        2.1    Plan of  Reorganization  and Acquisition dated as of February 17,
               1999 between the Company and Ipswich Savings Bank incorporated by
               reference to the Company's Form 8-K filed on July 9, 1999.                     *

        3.1    Articles of Organization of the Company dated February 12, 1999 is incorporated by reference herein from the Company's June 30, 1999
               Form 10-Q.                                                                     *

        3.2    By-laws of the Company is incorporated by reference herein from
               the Company's June 30, 1999 Form 10-Q.                                         *

        4.1    Specimen  stock  certificate  for the  Company's  Common Stock is incorporated by reference herein from the Company's June 30, 1999
               Form 10-Q.                                                                     *

       10.1    Lease dated August 10, 1992 for premises located at Route 133 and
               Route 1,  Rowley,  Massachusetts  is  incorporated  by  reference
               herein from the Company's June 30, 1999 Form 10-Q.                             *

       10.2    Lease dated April 25,  1994 for  premises  located at 451 Andover
               Street, North Andover, Massachusetts is incorporated by reference
               herein from the Company's June 30, 1999 Form 10-Q.                             *

       10.3    Lease  dated  March 4,  1996 for  premises  located  at 588 Cabot
               Street,  Beverly,  Massachusetts  is  incorporated  by  reference
               herein from the Company's June 30, 1999 Form 10-Q.                             *

       10.4    Lease  dated  July 27,  1997 for  premises  located at 600 Loring
               Avenue, Salem,  Massachusetts is incorporated by reference herein
               from the Company's June 30, 1999 Form 10-Q.                                    *

       10.5    Lease dated February 27, 1998 for premises located at 89 Pleasant
               Street,  Marblehead,  Massachusetts  is incorporated by reference
               herein from the Company's June 30, 1999 Form 10-Q.                             *

       10.6    Lease  dated  June 12,  1998  for  premises  located  at 470 Main
               Street,  Reading,  Massachusetts  is  incorporated  by  reference
               herein from the Company's June 30, 1999 Form 10-Q.                             *

      *10.7    Incentive  Compensation  Plan for Senior  Management  and certain other  officers  dated  September  15,  1995 is  incorporated  by
               reference herein from the Company's June 30, 1999 Form 10-Q.                   *

      *10.8    Director  Recognition  and Retirement  Plan adopted as of May 18,
               1999 is incorporated by reference  herein from the Company's June
               30, 1999 Form 10-Q.                                                            *

      *10.9    Merger and Severance  Benefits Program dated February 18, 1998 is incorporated by reference herein from the Company's June 30, 1999
               Form 10-Q.                                                                     *

      *10.10   Amended and Restated Employment and Severance Agreement dated May
               18,  1999  between  Ipswich  Savings  Bank and  David L.  Grey is incorporated by reference herein from the Company's June 30, 1999
               Form 10-Q.                                                                     *

      *10.11   Amended and Restated Employment and Severance Agreement dated May
               18, 1999  between  Ipswich  Savings  Bank and  Francis  Kenney is incorporated by reference herein from the Company's June 30, 1999
               Form 10-Q.                                                                     *

      *10.12   Amended  and  Restated  Severance  Agreement  dated May 18,  1999 between Ipswich Savings Bank and Thomas R. Girard is incorporated
               by reference herein from the Company's June 30, 1999 Form 10-Q.                *

      *10.13   Employment  Agreement dated June 18, 1998 between Ipswich Savings
               Bank and Richard P. Duffett is incorporated  by reference  herein
               from the Company's June 30, 1999 Form 10-Q.                                    *

      *10.14(a)Amended and Restated  Split Dollar  Agreement  dated May 18, 1999 among  Ipswich  Savings  Bank,  Eastern Bank and David L. Grey is
               incorporated by reference herein from the Company's June 30, 1999
               Form 10-Q.                                                                     *

      *10.14(b)Amended and Restated  Ipswich  Irrevocable  Insurance Trust dated as of May 18,  1999  by and  between  Ipswich  Savings  Bank  and
               Eastern  Bank  is  incorporated  by  reference  herein  from  the
               Company's June 30, 1999 form 10-Q.                                            *

       10.15   Contract with Bank's data  processor  dated  February 14, 1997 is incorporated by reference herein from the Company's June 30, 1999
               Form 10-Q.                                                                    *

      *10.16   1992 Incentive and  Non-Qualified  Stock Option Plan incorporated by reference to the Company's  Registration Statement on Form S-8
               filed on July 22, 1999.                                                       *

      *10.17   1996  Stock  Incentive  Plan  incorporated  by  reference  to the
               Company's  Registration  Statement  on Form S-8 filed on July 22,
               1999.                                                                         *

      *10.18   1998  Stock  Incentive  Plan  incorporated  by  reference  to the
               Company's  Registration  Statement  on Form S-8 filed on July 22,
               1999.                                                                         *

      *10.19   Deferred   Compensation   Plan  for  Directors   incorporated  by
               reference to the Company's Form S-8 filed on July 22, 1999.                   *

      *10.20   Severance Agreement dated August 18, 1999 between Ipswich Savings
               Bank and Keirsten  Scanlon is  incorporated  by reference  herein
               from the Company's September 30, 1999 Form 10-Q.                              *

       (11)    A statement regarding the computation of earnings per share is
               included in the notes to consolidated financial statements.                   *

       (12)    Not applicable.                                                               *

       (27)    Financial data schedule.                                                      *

     * Denotes management contract or compensation plan.