Form 10-Q
period 2000-03-31
IPSWICH BANCSHARES INC
filed 2000-05-10
CIK 1089857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  FORM 10Q - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X [ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of1934

       For the transition period from                            to

                       Commission File Number: (0-26663)

                            IPSWICH BANCSHARES, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                  04-3459169
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


23 Market Street, Ipswich, Massachusetts                         01938
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

The number of shares outstanding of the Registrant's common stock as of April 28, 2000 was 2,495,427.

                               IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                     Consolidated Balance Sheets

                            (Dollars in thousands, except per share data)


                                                                             March 31,   December 31,
                                                                               2000          1999
                                                                           ----------    ----------
                             Assets                                        (unaudited)     (audited)
                             ------
Cash and due from banks                                                    $    5,673    $    6,552
Interest-bearing deposits and federal funds sold                               10,315         1,707
Investment and mortgage-backed securities available for sale                   32,982        39,502
Investment and mortgage-backed securities held to maturity                     27,873        28,069
Loans held for sale                                                               607             0

Loans:
     Residential                                                              165,968       164,009
     Home equity                                                               24,467        23,385
     Commercial                                                                 4,858         4,873
     Consumer                                                                     987         1,060
                                                                           ----------    ----------
          Total gross loans                                                   196,280       193,327

Allowance for possible loan losses                                             -1,801        -1,798
                                                                           ----------    ----------

      Net loans                                                               194,479       191,529

Stock in FHLB of Boston                                                         3,977         3,977
Savings Bank Life Insurance Company stock                                         253           253
Banking premises and equipment, net                                             3,159         3,168
Other real estate owned                                                            49           111
Accrued interest receivable                                                     1,392         1,248
Other assets                                                                      191           182
                                                                           ----------    ----------

      Total assets                                                         $  280,950    $  276,298
                                                                           ==========    ==========


              Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
     Non-interest-bearing checking accounts                                $   17,691    $   15,209
     Interest-bearing checking accounts                                        27,560        27,481
     Savings accounts                                                          39,247        37,704
     Money market accounts                                                     64,801        62,859
     Certificates of deposit                                                   66,946        66,829
                                                                           ----------    ----------
          Total deposits                                                      216,245       210,082

  Borrowed funds                                                               43,000        45,000
  Mortgagors' escrow accounts                                                   1,157           993
  Deferred income tax liability, accrued expenses and other liabilities         2,915         3,248
                                                                           ----------    ----------

      Total liabilities                                                       263,317       259,323


Equity capital                                                                 17,466        16,965
Unrealized gain on investment securities available for sale, net                  167            10
                                                                           ----------    ----------
      Total stockholders' equity                                               17,633        16,975
                                                                           ----------    ----------

      Total liabilities and stockholders' equity                           $  280,950    $  276,298
                                                                           ==========    ==========

Shares outstanding                                                          2,525,427     2,525,427

Selected data (end of period):

  Equity to assets  (in %)                                                       6.28          6.14
  Total equity to risk-weighted assets  (in %)                                  14.45         14.38
  Total non-performing assets, net                                                 80           142
  Book value per share                                                           6.98          6.72

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended
                                                               March 31,
                                                          2000          1999
                                                        ----------    ----------
                                                       (unaudited)   (unaudited)
Interest and dividend income:
   Loans                                                $    3,505    $    3,812
   Investment securities available for sale                    668           549
   Investment securities held to maturity                      473           168
   Federal funds and interest bearing deposits                  29            15
                                                        ----------    ----------

      Total interest and dividend income                     4,675         4,544

Interest expense:
   Deposits                                                  1,844         1,645
   Borrowed funds                                              633           782
                                                        ----------    ----------

      Total interest expense                                 2,477         2,427
                                                        ----------    ----------

      Net interest and dividend income                       2,198         2,117

Provision for possible loan losses                              15            45
                                                        ----------    ----------

      Net interest and dividend income after
        provision for possible loan losses                   2,183         2,072

Non-interest income:
   Mortgage banking revenues, net                               44           495
   Retail banking fees                                         377           345
   Net gain on sales of securities                               2            49
   Other                                                         5             2
                                                        ----------    ----------

      Total non-interest income                                428           891
                                                        ----------    ----------

      Net interest, dividend and non-interest income         2,611         2,963

Non-interest expenses:
   Salaries and employee benefits                              817           772
   Occupancy and equipment expenses                            225           221
   Data processing services                                    214           172
   Marketing expense                                           194           142
   Professional fees                                           129            65
   Office expense                                               82            99
   Other                                                        97           171
                                                        ----------    ----------

      Total non-interest expenses                            1,758         1,642

Expenses from Holding Company & REIT formation                   0           380
                                                        ----------    ----------

Income before income taxes                                     853           941

Income tax expense                                             106           282
                                                        ----------    ----------

      Net income                                        $      747    $      659
                                                        ==========    ==========

Basic earnings per share                                $     0.30    $     0.28
Diluted earnings per share                              $     0.29    $     0.26

Dividends per share                                     $     0.10    $     0.05
                                                        ==========    ==========

Weighted average common shares outstanding (basic)       2,525,427     2,392,286
Weighted average common shares outstanding (diluted)     2,549,142     2,528,059

Selected performance data:
  (Expense ratios exclude one time charges)
   Return on average equity  (in %)                          17.12         18.12
   Return on average assets  (in %)                           1.08          0.97
   Net interest margin  (in %)                                3.26          3.16
   Expenses to average assets  (in %)                         2.54          2.41
   Efficiency ratio  (in %)                                  67.62         55.74
   Mortgage and equity loan production                  $   12,645    $   37,188


                                               IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                     Consolidated Statements of Changes in Stockholders' Equity
                                             Three Months Ended March 31, 2000 and 1999
                                            (Dollars in thousands, except for share data)
                                                             (unaudited)

                                                                                                Accumulated
                                                                       Additional                   other             Total
                                                 Shares      Common      paid-in     Retained   comprehensive     stockholders'
                                              outstanding     stock      capital     earnings       income            equity
                                              -----------     -----      -------     --------       ------            ------
Balance at December 31, 1998                   2,392,286       239       2,009       11,790           185            14,223

Issuance of stock rights                                                     5                                            5
Cash dividends ($.05 per share)                                                        -120                            -120
Comprehensive income:
  Net income                                                                            659                             659
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $47                                                                                    71
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of ($13)                                                                                     -19
                                                                                                                    -------

  Other comprehensive income                                                                           52                52

Total comprehensive income                                                                                              711
                                               ---------       ---       -----       ------           ---            ------

Balance at March 31, 1999                      2,392,286       239       2,014       12,329           237            14,819

Stock options exercised                          133,141        14         226                                          240
Issuance of stock rights                                                    22                                           22
Cash dividends ($.20 per share)                                                        -509                            -509
Comprehensive income:
  Net income                                                                          2,630                           2,630
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of ($197)                                                                               -294
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $46                                                                                        67
                                                                                                                    -------

  Other comprehensive income                                                                         -227              -227
                                                                                                                    -------
Total comprehensive income                                                                                            2,403
                                               ---------       ---       -----       ------           ---            ------

Balance at December 31, 1999                   2,525,427       253       2,262       14,450            10            16,975

Issuance of stock rights                                                     7                                            7
Cash dividends ($.10 per share)                                                        -253                            -253
Comprehensive income:
  Net income                                                                            747                             747
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $106                                                                                  161
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of ($2)                                                                                       -4
                                                                                                                    -------

  Other comprehensive income                                                                          157               157
                                                                                                                    -------

Total comprehensive income                                                                                              904
                                               ---------       ---       -----       ------           ---            ------

Balance at March 31, 2000                      2,525,427       253       2,269       14,944           167            17,633
                                               =========       ===       =====       ======           ===            ======

                                IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                              Three Months Ended March 31, 2000 and 1999
                                        (Dollars in thousands)
                                              (unaudited)

                                                                                    2000       1999
                                                                                   -------    -------
Net cash flows from operating activities:
  Net income                                                                           747        659

 Adjustments to reconcile net income to net cash (used) provided by operating activities:
       Provision for possible loan losses                                               15         45
       Deferred income tax expense                                                    -190        -34
       Depreciation expense                                                             85         83
       (Accretion) amortization of premiums on investment securities, net               -4         19
       (Gain) on sale of loans, net                                                      0       -499
       (Gain) on sale of real estate acquired by foreclosure                            -4          0
       (Gain) on investment securities available for sale, net                          -2        -49
       Origination of loans held for sale                                           -2,556    -35,310
       Proceeds from sale of loans                                                   1,949      4,422
       Proceeds from sale of securitized loans                                           0     37,474
       Decrease in loan origination fees                                               -84       -277
       Decrease in loan discounts                                                        2          1
       Increase in deferred premium on loans sold and mortgage
           servicing rights                                                              0       -440
       Increase in accrued interest receivable                                        -144       -118
       (Increase) decrease in other assets, net                                         -9         11
       Decrease in accrued expenses and other liabilities                             -249       -392
                                                                                   -------    -------

  Net cash (used) provided by operating activities                                    -444      5,595

Net cash flows from investing activities:

  Purchase of investment securities available for sale                              -2,105    -13,364
  Principal paydowns on investment securities available for sale                     1,909      4,364
  Proceeds from the sale of investment securities available for sale                 6,985      4,826
  Principal paydowns on investment securities held to maturity                         196        200
  Purchases of stock in FHLB of Boston                                                   0     -1,072
  Net (increase) decrease in loans                                                  -2,883      7,646
  Proceeds from sale of real estate acquired by foreclosure                             66          0
  Purchases of equipment, net                                                          -76        -39
                                                                                   -------    -------
  Net cash provided by investing activities                                          4,092      2,561

Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                         7          5
  Cash dividends                                                                      -253       -120
  Net increase (decrease) in deposits                                                6,163     -5,620
  Proceeds from Federal Home Loan Bank advances                                     16,454    110,999
  Repayment of Federal Home Loan Bank advances                                     -18,454   -118,999
  Increase in mortgagors' escrow accounts                                              164         99
                                                                                   -------    -------

  Net cash provided (used) by financing activities                                   4,081    -13,636
                                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                                 7,729     -5,480

Cash and cash equivalents at beginning of year                                       8,259     12,095
                                                                                   -------    -------

Cash and cash equivalents at end of year                                            15,988      6,615
                                                                                   =======    =======

Supplemental disclosure of cash flow information:
Cash paid for:
       Interest on deposit accounts                                                  1,844      1,645
       Interest on borrowed funds                                                      633        782
       Cash paid for income taxes                                                      363        417

Supplemental schedule of non-cash investing and financing activities:

  Conversion of residential real estate loans to mortgage-backed securities              0     39,039
  Net increase required by Statement of Financial Accounting Standards No. 115:
       Investment securities                                                           263         88
       Deferred income tax liability                                                   106         36
       Net unrealized gain on investment securities available for sale                 157         52

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             March 31, 2000 and 1999


Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Ipswich Bancshares, Inc. and its wholly owned subsidiary, Ipswich Savings Bank (the
Bank) and the Bank's subsidiaries, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, Historic Ipswich, Inc., North Shore Financial Services, Inc. and Rowley Investment Corporation (collectively herein referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Ipswich Preferred Capital Corporation (IPCC) was formed in 1999 as a Massachusetts business corporation which elected to be taxed as a real estate investment trust for Federal and Massachusetts tax purposes. IPCC is 99% owned by Ipswich Savings Bank. IPCC holds mortgage loans which were previously originated by the Company. Ipswich Securities Corporation was formed to exclusively transact in securities on its own behalf as a wholly-owned subsidiary of the Bank. Historic Ipswich, Inc. and North Shore Financial Services, Inc. were incorporated for the purpose of holding direct investments in real estate and foreclosed real estate, respectively. Rowley Investment Corporation was incorporated to facilitate the holding and permitting of certain bank-owned real estate.

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

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

        2000                 Income               Shares               Per-Share
                          (Numerator)         (Denominator)              Amount
                          ------------------------------------------------------
Basic EPS                    $747                  2,525                $0.30
Effect of stock options       ---                     24                  ---
                                                   -----
Diluted EPS                  $747                  2,549                $0.29
                             ====                  =====                =====

        1999

Basic EPS                    $659                  2,392                $0.28
Effect of stock options       ---                    136                  ---
                                                   -----
Diluted EPS                  $659                  2,528                $0.26
                             ====                  =====                =====

Other Comprehensive Income
--------------------------
Accumulated   other   comprehensive   income   consists   solely  of  unrealized
appreciation on investment securities available for sale, net of taxes.

ITEM 2
------
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
------------  ----------  ---  -----------  ---------  ---------  --------------
OPERATIONS
----------
Certain statements in this Form 10-Q constitute "forward looking statements", as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", "plan", "assume", and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward looking statements. Reliance should not be placed on forward looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements.

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

GENERAL
-------
Ipswich Bancshares, Inc. (the Company) is a Massachusetts corporation whose primary business is serving as the holding company for Ipswich Savings Bank (the
Bank). On July 1, 1999, in connection with the formation of the Company as the holding company for the Bank, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly owned subsidiary of the Company. The reorganization had no impact on the consolidated financial statements.

The Company's operating results for the three months ended March 31, 2000 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Savings Bank, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, North Shore Financial Services, Rowley Investment Corporation and Historic Ipswich, Inc. The Company is in the business of making residential mortgage loans, while attracting deposits from the general public to fund those loans. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates Automatic Teller Machines at its Main Office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).

ASSET / LIABILITY MANAGEMENT
----------------------------
The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and mortgage backed securities are shown as if the entire balance comes due on the repricing date. Estimates of fixed rate loan amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a result of this analysis, the static GAP position in the 0 to 12 months range is a negative $1.8 million at March 31, 2000.

Interest rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which may affect the sensitivity of assets and liabilities, and consequently can not be used alone to predict the operating results of a financial institution in a changing environment.

LIQUIDITY
---------
The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit outflows, to fund its share repurchase program and to meet operating expenses. The primary sources of liquidity are interest and principal amortization from loans, mortgage backed securities and investments, sales and maturities of investments, loan sales, deposits, and Federal Home Loan Bank of Boston (the FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowed facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $43.0 million at March 31, 2000.

During 2000 the primary sources of liquidity were $1.9 million in loan sales, principal amortization from mortgage backed securities of $2.1 million and the sale of investment securities of $7.0 million. The primary uses of funds were $12.6 million in residential mortgage loan originations and $2.1 million in investment purchases.

CAPITAL RESOURCES
-----------------
Total stockholders' equity at March 31, 2000 was $17.6 million, an increase of $658,000 from $17.0 million at the end of 1999. Included in stockholders' equity at March 31, 2000 is an unrealized gain on marketable securities available for sale, net of taxes, of $167,000, an increase of $157,000 as compared to $10,000 at December 31, 1999. Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity. The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% to be classified as "well-capitalized"). At March 31, 2000 Tier 1 leverage capital ratio for the Company was 6.32% compared to 6.33% at December 31, 1999 and 6.24% and 6.29% for the Bank on March 31, 2000 and December 31, 1999, respectively.

The Federal Reserve and the FDIC have also imposed risk-based capital requirements on the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At March 31, 2000, the Company's total and Tier 1 risk-based capital ratios were 14.45% and 13.20% (compared to 14.38% and 13.13% at December 31, 1999). At March 31, 2000, the Bank's total and Tier 1 risk based capital ratios were 14.31% and 13.06% (compared to 14.29% and 13.04% at December 31, 1999).

As of March 31, 2000, the Bank was considered "well-capitalized" under applicable regulatory capital guidelines.

FINANCIAL CONDITION
-------------------
The Company's total assets at March 31, 2000 were $281 million, an increase of $4.7 million from December 31, 1999, assets of $276.3 million. The increase was largely due to the addition of $3 million in residential loans and $8.6 million in fed funds sold, offset by a decrease in investment securities available for sale of $6.5 million. Funding the increase in assets was first quarter of 2000 deposit growth of $6.2 million, primarily in checking accounts, savings and money market accounts. Conversely, borrowed funds declined by $2 million in the first quarter of 2000.

Federal Funds Sold
------------------
Interest-bearing deposits and federal funds sold at March 31, 2000 was $10.3 million, versus $1.7 million at December 31, 1999. The increase in fed funds sold was primarily due to the Company's accumulation of cash to manage its borrowing position in the second quarter of 2000 and to take advantage of opportunities to purchase investment securities and manage the Company's interest rate risk position.

Investment and Mortgage-Backed Securities
-----------------------------------------
Total investments and mortgage backed securities available for sale at March 31, 2000 was $33 million, a decrease of $6.5 million in the first quarter. The decrease was primarily the result of the sale of a $5 million US Treasury Bill which was purchased with excess liquidity at year-end 1999. In addition, the Company experienced a decrease in the portfolio as a result of principal amortization of $1.9 million in its portfolio of mortgage-backed securities.

Total investments and mortgage-backed securities held to maturity was $27.9 million at March 31, 2000, versus $28.1 million at December 31, 1999. The decline is due to principal amortization on the portfolio of mortgage-backed securities.

The unrealized gain on the portfolio of available for sale securities, was $278,000 at March 31, 2000. The increase in value is principally in the portfolio of adjustable rate mortgage-backed securities, which in a rising rate environment, will increase in yield as the underlying loans reprice. The repricing aspect of these securities helps to sustain the market values.

Loans and Loans Held for Sale
-----------------------------
Loans held for sale increased to $607,000 at March 31, 2000, versus $0 at year-end 1999. The Bank's portfolio of mortgages held for sale remains at a low level as a result of the current interest rate environment.

The loan portfolio at March 31, 2000 was $196.3 million, an increase of $3 million in comparison to the portfolio at December 31, 1999 of $193.3 million. The increase was principally in adjustable rate mortgages, which are written for portfolio versus sale in the secondary market. The Company will continue to place adjustable rate mortgages in its portfolio as a result of the more favorable interest rate risk profile for these loans in comparison to fixed rate loans.

CREDIT QUALITY
--------------
Non-Performing Loans
--------------------
Loans placed on non-performing status at March 31, 2000 was $31,000, unchanged since year-end. Accrual of interest on loans is discontinued either when a reasonable doubt exists, as to the full timely collection of principal and interest, or when a loan comes contractually past due by ninety (90) days or more, unless the loan is adequately secured and in the process of collection.

When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and the ultimate collection of principal and interest is probable. Following collection procedures, the Company generally institutes appropriate actions to foreclose the property.

Real Estate Acquired by Foreclosure
-----------------------------------
Real estate acquired by foreclosure totaled $49,000 at March 31, 2000, a decrease of $62,000 since year-end 1999. The decrease is due to the sale of one residential piece of OREO during the quarter. Real estate acquired by foreclosure is reflected at the lower of the net carrying value, or fair value, of the property, less estimated costs of disposition. The current portfolio of real estate in foreclosure is comprised of three office condominiums, and two pieces of raw land. The Company continues to make efforts to dispose of its OREO properties.

Allowance for Loan Loss
-----------------------
The allowance for loan loss at March 31, 2000 was $1.8 million, unchanged since year-end 1999. The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off. In evaluating current information and events regarding borrowers ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to be able to collect all amounts due, according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for possible loan losses is accurate as of March 31, 2000. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

------
Liabilities
Deposits increased by $6.2 million in the first quarter of 2000, to end March 31, 2000 at $216.2 million. Deposits totaled $210.1 million at December 31, 1999. The increase in deposits resulted from the Company's ongoing checking account program which generated $2.5 million in noninterest bearing checking accounts balances in the first quarter. In addition, savings accounts increased by $1.5 million, and money markets by $1.9 million in the first quarter, respectively.

Federal Home Loan Bank of Boston advances decreased by $2.0 million in the first quarter of 2000 to $43 million at March 31, 2000. Borrowed funds are typically used to manage the liquidity of the Company and the utilization of borrowings is dependent on cash flows from other assets and liabilities.

Equity Capital
--------------
Equity capital increased by $658,000 to $17.6 million at March 31, 2000. Equity was principally impacted by earnings for the first three months of the year of $747,000 and an increase in the unrealized gain or loss on investment securities, net of taxes of $157,000. Offsetting these increases were payments of cash dividends to shareholders which totaled $253,000 in the first quarter.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
               COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

General
-------
The Company reported net income of $747,000 or $.29 per fully diluted share for the first quarter of 2000. This compares with $659,000 or $.26 per fully diluted share for the first quarter of 1999. This represents a 13.4% increase in net income in 2000 versus 1999. Earnings in the year 2000 were impacted by recognition of a $190,000 tax benefit, resulting from a reduction in the Company's valuation reserve. Offsetting the tax benefit was recognition of some one-time consulting expenses totaling approximately $50,000, legal consulting expenses of approximately $30,000, and expenses from the ongoing checking account acquisition program which totaled $70,000.

Return on equity for the first quarter of 2000 was 17.12%, versus 18.12% for the same quarter of 1999. The first quarter of 2000 return on assets was 1.08% versus .97% for the first quarter of 1999.

Net Interest and Dividend Income
--------------------------------
Net interest income for the first quarter of 2000 was $2.2 million, versus $2.1 million for the same time frame in 1999. The net interest margin percentage was 3.26% versus 3.16% for the same quarter the previous year.

As a result of the Bank's interest rate risk position, net interest margins, while up in the first quarter of 2000, may experience pressure during the remainder of the current year, due to the existing level and shape of the yield curve.

Non-interest Income
-------------------
Non-interest income for the first quarter of 2000 was $428,000 versus $891,000 in the first quarter of 1999. Non-interest income was significantly higher in 1999 as a result of mortgage banking gains generated in that quarter from a strong mortgage refinance market at the end of 1998 and the beginning of 1999. The current interest rate environment dictates lower origination volumes and causes consumers to favor adjustable rate loan products, which the Company does not sell for gains in the secondary market. Mortgage banking gains are expected to be lower in the remainder of 2000 in comparison to 1999.

Retail banking fees increased by 9.3%, or $32,000 in the first quarter of 2000, versus the same quarter in 1999. This is principally due to the Company's ongoing efforts to generate checking account customers and overall growth in both deposit dollars and the number of accounts.

Non-interest Expense
--------------------
Total noninterest expenses were $1.8 million for the first quarter of 2000 versus $1.6 million for the same time frame in 1999. Expenses increased in the current year over the previous year as a result of recognition of approximately $150,000 in one-time non-recurring expenses. In 1999 the Bank recognized a $380,000 expense charged as a result of the formation of its holding company and its Real Estate Investment Trust. These expenses had a significant impact on 1999 earnings.

Income Tax Expense
------------------
The first quarter of 2000, effective tax rate was 12.4% versus 30% for the first quarter of 1999. The tax rate in 2000 was impacted by the Bank's realization of a $190,000 tax benefit resulting from a reduction in its valuation reserve. Excluding the one-time tax credit, the tax rate in 2000 is expected to be 35% versus 28.7% in 1999, which was impacted by one-time tax benefits.

ITEM 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's success is dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Because the Company does not maintain a trading portfolio, it is not exposed to significant market risk from trading activities.

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO). ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of funds. The committee is also involved in formulating the economic projections for the Company's budget and strategic plan.

The Company seeks to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. In recent years, the focus has been to originate adjustable-rate residential loans for portfolio, which reprice or mature more quickly than fixed-rate residential loans. The Company's adjustable-rate loans are primarily tied to published indices, such as the one-year Constant Maturity Treasury (CMT).

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

The following reflects the Company's NII sensitivity analysis as of the time frames analyzed:

Rate Change                        Estimated NII Sensitivity Over Twelve Months
--------------------------------------------------------------------------------
                                   March 31, 2000                April 30, 1999
                                   ---------------------------------------------
+200bp                              -3.44%                       -5.60%
-200bp                              -0.51%                       +5.59%

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

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
--------------------------------
None

Item 2.        Changes in Securities and use of Proceeds
--------------------------------------------------------
None

Item 3.        Defaults Upon Senior Securities
----------------------------------------------
None

Item 4.        Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------
a.      The Bank's Annual Meeting of Stockholders was held on April 26, 2000.

b. The following is a brief description of the matter voted upon at the Annual Meeting, including the tabulation of votes:

        1.     Election of three Directors, each for a three-year term:

                                               Votes for      Votes Withheld

               William M. Craft               2,142,055           130,664
               David L. Grey                  2,139,131           133,588
               John H. Morrow                 2,131,055           141,664

Item 5.        Other Information
--------------------------------
None

Item 6.        Exhibits and Reports on Form 8-K
-----------------------------------------------
a.      Exhibits

b.      Reports on Form 8-K

        1. The Company filed a current report on Form 8-K (Item 5) on March 22, 2000, detailing the institution of a Stock Repurchase Plan for the Company.

c.      Exhibits

        2.1 Plan of Reorganization and Acquisition dated as of February 17, 1999 between the Company and Ipswich Savings Bank incorporated by reference to the Company's Form 8-K filed on July 9, 1999.

        3.1 Articles of Organization of the Company dated February 12, 1999 and incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

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

        10.14(b)*Amended and Restated Ipswich Irrevocable Insurance Trust dated as of May 18, 1999 by and between Ipswich Savings Bank and Eastern Bank is incorporated by reference herein from the Company's June 30, 1999 Form10-Q.

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

        10.20 Contract dated April 6, 2000 with US Bancorp for ATM processing services.

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

IPSWICH BANCSHARES, INC.


By:     /s/ David L. Grey                                 Date:  April 28, 2000
        -----------------
        David L. Grey
        President and Chief Executive Officer


By:     /s/ Francis Kenney                                Date:  April 28, 2000
        ------------------
        Francis Kenney
        Treasurer
        (Principal Financial Officer and Principal Accounting Officer)

                           NETWORK SERVICES AGREEMENT

               THIS NETWORK SERVICES AGREEMENT (this "Agreement") is entered into effective as of the date provided in Section 15.1 below, by and between U.S. BANK N. A., with its principal place of business at 601 Second Avenue South, Minneapolis, Minnesota 55402 ("Bank"), and IPSWICH SAVINGS BANK, d/b/a IPSWICHBANK, with its principal place of business at 23 Market Street, Ipswich, MA 01038 ("Company").

                                    Recitals

     A. Bank maintains, operates, administers and participates in computerized communication and data processing networks (collectively, the "Bank Network") which permit and facilitate the transaction of computerized banking and other similar computerized services on a national and international basis. Bank has the capability to offer such computerized network services to third parties.

     B. Company offers certain  computerized  network  services to its customers
("Customers"),   and/or  requires  certain   computerized  network  services  in
connection with Company's business.

     C. Company desires to obtain from Bank and Bank desires to provide to Company the computerized network services and other ancillary services described herein.

                                    Agreement

               NOW THEREFORE, in consideration of the foregoing premises, the mutual promises and covenants contained herein, and for other good and valuable consideration, the sufficiency and receipt of which is hereby acknowledged, the Parties agree as follows:

     1. Definitions. In addition to other terms specifically defined in this Agreement, the following terms used in this Agreement shall have the following meanings (unless otherwise expressly provided herein):

             1.1      "AAA" means the American Arbitration Association.

             1.2      "AAA  Rules"  shall  have the  meaning  given such term in
        Section 15.10 below.

             1.3      "ACH" means the Automated Clearing House.

             1.4 "Affiliate" means, with respect to any Person, any Person that controls, is controlled by or is under common control with such Person. A Person shall be presumed to have control when it possesses the power, directly or indirectly, to direct, or cause the direction of, the management or policies of another Person, whether through ownership of voting securities, by contract, or otherwise.

             1.5 "Average Monthly Processing Fee" means an amount equal to the fees, charges and expenses payable by Company to Bank pursuant to this Agreement for the three highest volume months during the term of this Agreement preceding Company's breach of this Agreement, which three months need not be consecutive, divided by three, which amount shall then be multiplied by the number of months remaining during the term of this Agreement.

             1.6 "Agreement" means this Agreement, as amended, modified and supplemented from time to time.

             1.7      "ATM" means automated teller machine.

             1.8      "Bank"  means  U.S.   Bank  N.  A.,  a  national   banking
        association.

             1.9      "Bank Amendment" shall have the meaning given such term in
        Section 13 below.

             1.10 "Bank Indemnified Party" or "Bank Indemnified Parties" means individually or collectively, as applicable, Bank, its Affiliates, and/or their respective directors, officers, shareholders, members, managers, partners, joint-venturers, agents, employees, spouses, and legal, personal and/or other representatives.

             1.11 "Bank Network" shall have the meaning given such term in Recital A above.

             1.12     "Base   Agreement"  means  the  body  of  this  Agreement,
        excluding the Exhibits.

             1.13     "Company" means Ipswich Savings Bank D/B/A IpswichBank.

             1.14 "Company Indemnified Party" or "Company Indemnified Parties" means, individually or collectively, as applicable, Company, its Affiliates, and/or their respective directors, officers, shareholders, members, managers, partners, venturers, agents, employees, spouses, and legal, personal and/or other representatives. Company Indemnified Parties do not include Customers.

             1.15 "Confidential Information" shall mean all trade secrets, and confidential and proprietary business information received by one Party from another Party in whatever form or medium. Without limiting the generality of the foregoing Confidential Information shall include (i) all technical and operational data, specifications, materials, manuals and any other information received by Company from Bank from time to time regarding this Agreement (including, without limitation fee and payment provisions), Bank, the Network or the Network Services, including, without limitation, (ii) information received by Bank from Company relating to Company or Company's method of conducting business.

             1.16 "Customers" shall have the meaning given such term in Recital B above.

             1.17 "Dispute" means any action, dispute, claim or controversy between the Parties pertaining to or in connection with this Agreement.

             1.18     "Effective Date" shall have the meaning given such term in
        Section 15.1 below.

             1.19 "Exhibits" means, collectively, the Exhibits attached to this Agreement.

             1.20 "Federal Arbitration Act" means Title 9 of the United States Code, as amended, or any successor provisions thereto.

             1.21 "Insolvency" means a Party becoming insolvent or unable to pay its debts as they mature, filing a voluntary petition in bankruptcy, filing an answer admitting to the jurisdiction of the court and the material allegations of an involuntary petition, making an assignment for the benefit of creditors, or applying for or consenting to the appointment of any receiver or trustee for all or substantially all of its property.

             1.22 "Laws" means, collectively, all foreign, federal, state and local laws, rules, ordinances and regulations.

             1.23 "Losses" means any and all claims, judgments, damages, penalties, fines, costs, liabilities, losses or expenses (including, without limitation, reasonable attorneys' fees and expenses).

             1.24 "Material Bank Amendment" shall have the meaning given such term in Section 13 below.

             1.25 "Network Operating Regulations" means the bylaws, rules and regulations of the Network Organizations, as amended from time to time, and as such exist from time to time.

             1.26 "Network Organization" or "Network Organizations" means individually or collectively, as applicable, PLUS System, Inc., CIRRUS System, Incorporated, VISA USA, Inc., MasterCard International, Inc., Greenwood Trust Company and/or American Express Travel Related Services Company, Inc.

             1.27 "Network Services" shall have the meaning given such term in Section 2.1 below.

             1.28 "Nonperformance" the failure of a Party to pay any monetary obligation hereunder or to substantially perform any non-monetary material condition, obligation, requirement or service hereunder.

             1.29 "Orders" means, collectively, all orders or decrees of any governmental agencies, courts or authorities.

             1.30 "Party" or "Parties" means individually or collectively, as applicable, the Bank and/or Company.

             1.31     "Person"   means  an  individual,   partnership,   limited
        liability company, association, corporation or other entity.

             1.32     "Renewal  Term" shall have the meaning  given such term in
        Section 4.1 below.

             1.33 "Settlement Account" shall have the meaning given such term in Section 3.2(a) below.

             1.34 "Transaction" shall have the meaning given such term in the Exhibits.

     2.        Services; Exclusivity.
               ---------------------

             2.1 Services. Subject to the terms and conditions of this Agreement, Bank shall provide to Company the computerized network services and other ancillary services set forth in Exhibits A and B attached hereto (collectively, the "Network Services").

             2.2      Company  Assistance.  At the  request  of  Company  and in
        accordance  herewith,   Bank  shall  assist  Company  as  is  reasonably
        necessary to resolve Bank-based operational or systemic problems.

             2.3 Exclusivity. During the term of this Agreement, Bank shall be the sole and exclusive provider of the Network Services to Company. Bank and Company acknowledge and agree that the damages that will be suffered by Bank if Company breaches the provisions of this Section 2.3 are uncertain in amount and will be difficult to prove. Accordingly, notwithstanding anything to the contrary contained herein, Company and Bank intend to liquidate such damages in the amount of the Average Monthly Processing Fee, which amount shall be paid by Company to Bank upon the demand of Bank in the manner specified in Section 3.2 below. Company and Bank agree that such liquidated damages are not a penalty and are a reasonable estimate of such damages. Notwithstanding Bank's right to liquidated damages, Bank shall be entitled to pursue any and all remedies available to Beneficiary hereunder, at law or in equity, whether in addition to liquidated damages or as an alternative thereto.

     3.        Fees and Payment.
               ----------------

             3.1 Fees. In consideration of the Network Services provided to the Company hereunder, Company shall pay to Bank the fees, charges and expenses as set forth in Exhibits A and B attached hereto. In addition to such fees, charges and expenses, Company shall pay all fees, charges, expenses, penalties, fines, assessments and additional or increased costs of any nature as may be charged by a Network Organization or any other third party, or as may be otherwise incurred by Bank in connection with its performance of this Agreement, whether charged or incurred by Bank, directly or indirectly.

             3.2      Payment of Fees.
                      ---------------

                    (a) Settlement Account.  Company shall at all times maintain a depository account at a financial institution acceptable to Bank for the purposes of settling daily and monthly activity pursuant to this Agreement, for billing and payment of fees, charges and expenses due hereunder, and for all other purposes described hereunder or determined to be appropriate by Bank (the "Settlement Account").

                    (b) Payment.  Within  twenty-five (25) days after the end of each calendar month during the term hereof, Bank shall calculate the fees, charges and expenses payable to Bank by Company hereunder with respect to such concluded calendar month, and shall be entitled to debit the Settlement Account by ACH for all such amounts on the last day of the month for the preceding calendar month. In the event funds in the Settlement Account at the time of such debit are insufficient to pay Bank the full amounts due Bank, Company shall, upon demand by Bank, immediately pay Bank such remaining amounts by ACH or other method specified by Bank.

                    (c) Billing Statements; Disputed Charges. Within twenty-five
               (25) days after the end of each calendar month during the term hereof, Bank shall deliver to Company a statement of the fees, charges and expenses payable to Bank by Company hereunder with respect to such concluded calendar month. All amounts reflected on such statement shall be final unless Company delivers a written notice to Bank disputing any such amounts within ninety
               (90) days after Company's receipt of such statement.

     4.        Term and Termination.
               --------------------

             4.1 Term. Unless terminated earlier in accordance with Section 4.2 below, the initial term of this Agreement shall commence as of the Effective Date and terminate five (5) years after the date of the first successful Transaction, and shall be automatically renewed on the same terms and conditions for successive three (3) year renewal terms (each, a "Renewal Term") thereafter, unless one Party provides written notice to the other Party of its intent not to renew at least one (1) year prior to the expiration of the term then in effect.

             4.2      Early Termination.
                      -----------------

                   (a) Termination By Bank. Bank may immediately  terminate this
               Agreement by written notice to Company upon or at any time after the occurrence of any of the following events:

                              (i) The  taking of control  or  possession  of the
                      assets of Company by any governmental authority.

                              (ii) The  dissolution,  liquidation  (partially or
                      wholly), consolidation or merger of the Company, or its participation in any other business combination.

                              (iii) The sale,  lease,  assignment,  transfer  or
                      other disposition of any substantial part of the Company's assets in a single transaction or series of transactions, which Bank reasonably deems to be material and adverse to Bank and/or Company.

                              (iv) Any  change in the  ownership  of the  voting
                      stock or equity of the Company in a single transaction or series of transactions, which Bank reasonably deems to be material and adverse to Bank and/or Company.

                              (v) The  occurrence  of any adverse  change in the
                      financial condition of the Company, which Bank reasonably deems to be material and adverse to Bank and/or Company.

                              (vi) If any statement,  representation or warranty
                      made by Company to Bank, or materials provided by Company to Bank, is or are deemed by Bank to be untrue in any material respect, either when made or provided, or during the term of this Agreement.

                              (vii) This  Agreement is  prohibited  by a Network
                      Organization, or the performance of this Agreement is substantially impaired by any Network Operating Regulations, as determined by Bank.

                              (viii) The conviction by a court of competent jurisdiction of a Company principal or manager for fraud, dishonesty or theft.

                              (ix) Based upon the financial information provided
                      by Company pursuant to this Agreement and such other information obtained by Bank from any source, which Bank deems to be relevant, the failure of Company to satisfy Bank's credit standards and criteria in effect from time to time with respect to the Network Services and/or Company's relationships with Bank.

                              (x)   Termination   or   suspension  of  Company's
                      membership rights in any applicable Network Organization.

                    (b) Termination by Company.  In the event of a Material Bank
               Amendment to which Company objects, Company shall provide a written notice of objection to Bank (an "Objection Notice") within thirty (30) days after Company's receipt of written notice of such Material Bank Amendment from Bank. Company and Bank shall then use their reasonable best efforts to resolve such dispute for a thirty (30) day period after Bank's receipt of an Objection Notice. In the event Bank and Company are unable to resolve such dispute within such thirty (30) day period, Company may terminate this Agreement by delivering a written termination notice to Bank after the expiration of such thirty (30) day resolution period. Pending resolution of such dispute, the Parties shall continue to diligently observe the terms and provisions of this Agreement without an increase in fees or charges payable to Bank by Company, if any, related to such Material Bank Amendment. In the event Company fails to timely deliver an Objection Notice to Bank, Company shall be deemed to be have accepted such Material Bank Amendment.

                    (c)   Termination Upon Event of Default.
                          ---------------------------------

                              (i) Event of Default. The occurrence of any of the
                      following events shall constitute an "event of default" hereunder:

                                      (I) Nonperformance.  A nonperforming Party
                                 shall have (a) ten (10) days to cure any Nonperformance of a monetary obligation following written notice from the other Party of nonpayment, and (b) sixty (60) days to cure any Nonperformance of a non-monetary condition, obligation, requirement or service following written notice from the other Party of the Nonperformance, and so long thereafter as may be reasonably necessary, provided the non-performing Party proceeds in good faith and with due diligence to remedy and cure such

                                 Nonperformance. Such notice shall specify the Nonperformance in reasonable detail. If
                                 Nonperformance is not cured within the applicable cure period, an event of default hereunder shall be deemed to have occurred.

                                      (II) Insolvency. If Insolvency occurs with
                                 respect to either Party, an event of default hereunder shall be deemed to have occurred hereunder.

                              (ii) Result of  Default.  Upon an event of default
                      hereunder, the performing Party may immediately terminate this Agreement by delivering a written termination notice to the other Party and/or may pursue any other remedy available to the performing Party at law or in equity. The exercise of any right or remedy shall not preclude the concurrent or subsequent exercise of any other right or remedy, and all rights and remedies shall be cumulative.

                    (d) Penalty for Early Termination. In addition to the Deconversion Fees set forth in Exhibits A and B hereto, in the event of early termination by Company, Company shall pay to Bank an Early Termination Fee in an amount equal to the average of the three (3) largest monthly processing fees for the terminated services during the Term of the Agreement, multiplied by the number of months remaining in the then current Term, then divided by fifty percent (50%). Notwithstanding the above, however, in the event fifty percent (50%) or more of the ownership of the Company is acquired by one or more unrelated third parties, Bank will not assess an Early Termination Fee.

                    (e) No Other Termination. Except for the right of a Party to give notice of non-renewal of this Agreement  pursuant to Section
               4.1 above, neither Party may terminate this Agreement, except as provided in this Section 4.2.

     5.        Exhibits; Network Operating Regulations; Conflict.
               -------------------------------------------------

             5.1  Governing  Authority.   The  Parties'  respective  rights  and
        obligations hereunder are governed by this Agreement, and the Network Operating Regulations, as applicable.

             5.2 Exhibits; Conflict. The Exhibits are incorporated herein by this reference. Notwithstanding anything to the contrary contained herein, the terms and provisions of the Base Agreement shall be modified, supplemented and/or replaced by the terms and provisions of the Exhibits. Without limiting the applicability of the other provisions of the Base Agreement, the provisions of the Exhibits shall be in addition to, and not in lieu of, the other provisions of the Base Agreement; provided, however, where a provision or any portion of an Exhibit conflicts with the other provisions of the Base Agreement, the provision or portion thereof set forth in such Exhibit shall prevail to the extent of such conflict.

             5.3 Network Operating Regulations; Conflict. The Network Operating Regulations, if and to the extent applicable, are incorporated herein by this reference. Notwithstanding anything to the contrary contained herein, the terms and provisions of this Agreement shall be modified, supplemented and/or replaced by the terms and provisions of the Network Operating Regulations. Without limiting the applicability of the other provisions of this Agreement, the provisions of the Network Operating Regulations shall be in addition to, and not in lieu of, the other provisions of this Agreement; provided, however, where a provision or any portion of the Network Operating Regulations conflicts with the other provisions of this Agreement, the provision or portion thereof set forth in the Network Operating Regulations shall prevail to the extent of such conflict. Company acknowledges it will abide by applicable Network Operating Regulations, as in effect as of the Effective Date.

     6.        Company Obligations.
               -------------------

             6.1 Customer Service and Communications. Except as otherwise specifically set forth in this Agreement, Company shall be solely responsible for providing all customer service to the Customers with respect to the Network Services and Company's provision of services to the Customers, including without limitation all related charges and expenses of Bank, and settlement, reconciliation and other problems, and otherwise communicating with and servicing the Customers. Bank's obligations under this Agreement are limited to providing the Network Services to Company to enable Company to provide its goods and/or services to the Customers.

             6.2 Hardware, Software, Equipment and Supplies. Company, either directly and/or as arranged by Company with the Customers, is responsible for supplying and maintaining all electricity, communications hardware and software, and all other equipment, materials, supplies and other requirements, necessary for the effective use of the Network Services.

             6.3      Information Delivery Requirements.
                      ---------------------------------

                    (a) Generally. Company shall provide Bank with true, accurate and complete information regarding Company and the Customers, as and when requested by Bank, in order to permit Bank to perform its obligations hereunder.

                    (b) Financial Information. Within thirty (30) days after Company's receipt of Bank's written request, Company shall provide to Bank a copy or copies of Company's audited financial statements as prepared by an independent certified public accountant selected by Company, or Form 10-K as filed by Company with the Securities and Exchange Commission, for Company's most recent fiscal year. Company shall also provide to Bank from time to time, as and when requested by Bank, such other information regarding the financial condition of Company. In the event that Company has provided the foregoing financial information pursuant to another relationship between Company and Bank, or between Company and any Affiliate of Bank (if such information is available to Bank), Company will be deemed to have complied with the requirements of this Section.

             6.4 Compliance With Network Operating Regulations and Network Agreements. Company shall (and shall cause its Affiliates and the Customers to) at all times comply with and conduct their respective activities in accordance with all the terms and provisions of the Network Operating Regulations, and any other agreement to which Company and a Network Organization are parties (including, without limitation, any Network Organization membership agreements), all as applicable to the Network Services and Company's provision of goods and/or services to the Customers.

             6.5 Compliance with Laws and Orders. Company shall (and shall cause its Affiliates and the Customers to) at all times comply with and conduct their respective activities in accordance with all Laws and Orders applicable to the Network Services and Company's provision of goods and/or services to the Customers.

     7.        Network Organizations.
               ---------------------

             7.1 Network Organization Membership and Sponsorship. If it becomes necessary for Company to obtain some form of membership with any Network Organization(s) in connection with the Network Services, Company shall obtain and maintain such membership(s). Bank may, as part of the Network Services, use all reasonable efforts to perform such acts and do such things as may be required by a Network Organization to assist Company in obtaining such membership(s), including sponsoring the Company in the Network Organization(s). Company shall pay any and all initial and other ongoing registration and membership fees assessed by any Network Organization(s) with respect to Company's membership(s) therein, and shall reimburse Bank on demand in the manner specified in Section 3.2 above for any and all costs and expenses incurred by Bank in connection with assisting Company in obtaining such membership(s).

             7.2 Network Organization Obligations. Company shall take all actions required from time to time by any Network Organization in connection with the Network Services, and shall pay all fees, charges, fines, penalties or other costs assessed from time to time by any Network Organization in connection with the Network Services related to Company's acts or omissions. In the event a Network Organization bills Bank or requires Bank to pay any such fees, charges, fines, penalties or other costs, Bank shall provide an invoice or written notice to Company of such assessed amounts, and Company shall, at the direction of Bank, pay such amounts directly to the Network Organization or reimburse Bank on demand for such amounts in the manner specified in Section 3.2 above.

             7.3 Information Reporting by Bank. Company acknowledges that the Network Operating Regulations may require or encourage Bank to obtain and/or report information regarding Company to one or more Network Organizations. Accordingly, notwithstanding Section 8.2 below, Company hereby authorizes Bank to provide any information obtained by Bank in connection with this Agreement to each Network Organization, and hereby forever releases, discharges and acquits Bank from any Losses incurred by Company arising from or directly or indirectly related to Bank obtaining and/or reporting such information to the Network Organizations, and shall indemnify, defend and hold harmless the Bank Indemnified Parties from and against any Losses incurred by any Bank Indemnified Party arising from or directly or indirectly related to Bank obtaining and/or reporting such information to the Network Organizations.

     8.        Confidentiality.
               ---------------

             8.1  Nondisclosure  and Nonuse by  Company.  Except as set forth in
        Section 8.3 below, and subject to compliance with applicable court procedures, if any, Company will hold and use any and all Confidential Information of Bank in confidence and as trade secrets of Bank, and will not copy, sell, transfer, sublicense, assign, distribute or otherwise disclose in any manner such Confidential Information or any portion thereof, in any form, to any Person, nor permit any third party to do so (including without limitation, Company's employees, agents and representatives), without the prior written consent of Bank. Internal dissemination of any Confidential Information of Bank by Company shall be limited to those employees, agents and representatives of Company whose duties justify the need to know such Confidential Information and then only on the basis of a clear understanding by such employees, agents and representatives of their obligation to maintain the trade secret and/or confidential status of such Confidential Information. Company shall be responsible for the actions of its employees, agents and representatives with respect to such Confidential Information. Immediately upon termination of this Agreement, or earlier upon Bank's request, Company shall return all Confidential Information of Bank to Bank without retaining any copies thereof (including any abstracts thereof).

             8.2  Nondisclosure  and  Nonuse  by Bank.  Except  as set  forth in
        Section 8.3 below, and subject to compliance with applicable court procedures, if any, Bank will hold and use any and all Confidential
        Information of Company in confidence and as trade secrets of Company, and will not copy, sell, transfer, sublicense, assign, distribute or disclose in any manner such Confidential Information or any portion thereof, in any form, to any non-Affiliate, nor permit its Affiliates, or the respective employees, agents or representatives of Bank and its Affiliates to do so, without the prior written consent of Company. Internal dissemination of any Confidential Information of Company by Bank and/or its Affiliates shall be limited to their respective employees, agents and representatives whose duties justify the need to know such Confidential Information, and then only on the basis of a clear understanding by such employees, agents and representatives of their obligation to maintain the trade secret and/or confidential status of such Confidential Information. Bank shall be responsible for the actions of its Affiliates, and the respective employees, agents and representatives of Bank and its Affiliates with respect to such Confidential Information.

             8.3 Exceptions. Notwithstanding Sections 8.1 and 8.2 above, the following shall not constitute Confidential Information: (i) information which is publicly available, other than as the result of a breach of Sections 8.1 or 8.2 by a Party, (ii) information disclosed by a Party pursuant to any applicable legal or regulatory requirement, (iii) information disclosed by Bank to a Network Organization as contemplated by Section 7.3 above, or (iv) information disclosed by a Party in connection with any civil, criminal or administrative proceeding or arbitration to which the Parties are parties.

             8.4 Remedies. Notwithstanding anything to the contrary contained herein, if a Party or any of its employees, agents or representatives shall use, disclose, or attempt to use or disclose any Confidential

        Information of the other Party in any manner other than in connection with supporting Company's use of the Network Services, the other Party shall have the right, in addition to such other remedies which may be available to it hereunder, at law or in equity, to immediate injunctive relief enjoining such use, disclosure, or attempted use or attempted disclosure, without the requirement of posting bond or necessity of proving actual monetary damages, it being acknowledged that legal remedies are inadequate to protect such other Party under such circumstances and that the unavailability of immediate injunctive relief would subject such other Party to irreparable harm.

     9.        Legal Compliance.
               ----------------

             9.1 Suspension of Network Services. Bank may, at its sole option, suspend any or all Network Services based upon Bank's reasonable determination of the occurrence or potential for occurrence of illegal or wrongful activity, fraudulent use or attempted fraudulent activity by Company, any Customer or any other third party.

             9.2 Notification of Noncompliance. Company shall promptly notify Bank of any failure, of which Company obtains knowledge, by any Company, its Affiliates or any Customer to comply with any Laws or Orders applicable to the Network Services or Company's provision of goods and/or services to the Customers.

     10. Insurance. Company shall obtain and maintain in full force and effect at all times during the term of this Agreement all insurance that may be required to be obtained from time to time by Bank, any government agencies, any Network Organization or reasonably prudent business practices, and will, upon request, provide Bank with written evidence of such insurance. Without limiting the generality of the foregoing, Company shall obtain and maintain in full force and effect at all times during the term of this Agreement, a policy or policies of comprehensive general liability insurance, including products and contractual liability insurance, in an amount not less than one million dollars ($1,000,000) combined single limit with an insurance company acceptable to Bank. If any such insurance is on a claims made basis, such insurance shall include appropriate "tail" coverage in comparable amounts, which requirement shall survive the expiration or termination of this Agreement as to the Network Services provided hereunder. If possible, all such insurance shall include an extended discovery period endorsement. Each such insurance policy shall name Bank as an additional insured. Company shall promptly inform Bank of Company's receipt of notice of cancellation or material change in the terms of such insurance.

     11.       Indemnification.
               ---------------

             11.1 Indemnification by Company. Company shall indemnify, defend and hold Bank Indemnified Parties harmless from and against any and all Losses paid or incurred by any Bank Indemnified Party arising from or directly or indirectly relating to:

                    (a) Company's breach of any term or provision of this Agreement;

                    (b) The  violation  by  Company,  its  Affiliates,  or their respective employees, agents or representatives of any Law or Order with respect to the use of or provision of Network Services or Company's provision of goods and/or services to the Customers;

                    (c) The breach by Company, its Affiliates, or their employees, agents or representatives of any term or provision of the Network Organization Regulations with respect to the use of or provision of Network Services or Company's provision of goods and/or services to the Customers;

                    (d) The willful misconduct, fraud, intentional tort or negligence of Company, the Customers, or their respective employees, agents or representatives with respect to the use of or provision of Network Services, Company's provision of goods and/or services to the Customers, or the Customers' provision of goods and/or services to their respective customers; or

                    (e) Any claim made by any third  party  (including,  without limitation, any Customer, or customers of a Customer) against any Bank Indemnified Party, attributable in whole or in part to Company, its Affiliates, the Customers, or their respective employees, agents or representatives with respect to the use of or provision of Network Services, Company's provision of goods and/or services to the Customers, or the Customers' provision of goods and/or services to their respective customers.

             11.2 Indemnification by Bank. Bank shall indemnify, defend and hold Company Indemnified Parties harmless from and against any and all Losses paid or incurred by any Company Indemnified Party arising from or directly or indirectly relating to Bank's willful misconduct, fraud, intentional tort or gross negligence in the performance or lack of performance of the Network Services. Notwithstanding anything to the contrary contained herein, (i) except as expressly set forth in this
        Section 11.2, Bank shall have no duty of indemnity or liability to any Company Indemnified Party for any Losses; and (ii) Bank shall have no duty of indemnity or liability to any person claiming through a Company Indemnified Party (including, without limitation, the Customers, or any customers of the Customers) for any Losses.

             11.3 Survival. This Section 11 shall survive the termination or expiration of this Agreement.

     12. Representations and Warranties. Each Party represents and warrants to the other Party as follows:

             12.1 Organization. Such Party is duly organized, validly existing and in good standing pursuant to applicable state and/or federal laws under which it is organized, and is qualified to do business in all jurisdictions as may be required for the conduct of its business activities hereunder.

             12.2 Power and Authority. Such Party has full power and lawful authority to (i) own and operate its assets, properties and business;
        (ii) carry on its business as presently conducted and (iii) enter into and perform this Agreement. The persons executing this Agreement have full authority to bind such Party to the terms and conditions hereof.

             12.3 Authorizations; No Violations. Such Party's execution and delivery of this Agreement, and performance hereof: (i) are within its organizational powers; (ii) have been duly authorized by all necessary organizational action, if required by its governing organizational documents; (iii) does not and will not conflict with or constitute a breach or violation of its governing organizational documents, (iv) does not and will not conflict with or constitute a breach or violation of any Law or Order by which such Party or any of its properties, assets or business is bound or affected; (v) does not and will not conflict with or constitute a breach or violation of any material agreement, indenture, deed of trust, lease, mortgage, loan agreement or any other material instrument or undertaking to which such Party is a party, or by which such Party or any of its properties, assets or business may be bound or affected; and (vi) does not and will not require the authorization or consent of any third party.

             12.4 Binding Obligation. This Agreement constitutes a valid and legally binding obligation of such Party, enforceable in accordance with its terms and conditions.

     13. Bank Amendments. Bank shall have the right from time to time, in its sole discretion, to amend all or any portion of this Agreement and/or to make any and all modifications, updates, improvements, adjustments, changes or other amendments to the Bank Network and/or the Network Services (collectively, a "Bank Amendment"). Bank shall give Company written notice of a Bank Amendment not less than thirty (30) days before the effective date of such Bank Amendment; provided, however, Bank shall not be required to notify Company of Bank Amendments relating to the Bank Network or the Network Services which are not material and adverse to Company, as reasonably determined by Bank. If any Bank Amendment results in a material increase in fees or charges payable to Bank by Company, or is otherwise material and adverse to Company as reasonably determined by Bank (collectively, a "Material Bank Amendment"), the notice of Bank Amendment sent by Bank to Company shall so specify.

     14.       Use of Service Marks, Trademarks, Names and Logos.
               -------------------------------------------------

             14.1 Bank Service Marks, Trademarks, Names and Logos. Company may not use a service mark, the name or logo of Bank or any Affiliate of Bank for promotion or any other purpose without Bank's prior written consent, which consent shall not be unreasonably withheld. Any request for such consent shall be in writing and shall include samples of, or designs for, Company's proposed use, which shall conform with the graphic standards adopted from time-to-time by Bank or its Affiliates. Such use shall be in full compliance with such other terms and conditions specified by Bank.

             14.2 Network Organization Service Marks, Trademarks, Names and Logos. Company may not use a trademark, service mark, name or logo of a Network Organization for promotion or any other purpose unless such use is authorized by such Network Organization. Such use shall be in full compliance with the Network Organization's Operating Regulations, and such other terms and conditions specified by such Network Organization.

     15.       Miscellaneous.
               -------------

             15.1 Effective Date. This Agreement will be deemed binding on the date of the last party's execution hereof, as set forth in the signature blocks below (the "Effective Date").

             15.2 Force Majeure. Notwithstanding anything to the contrary contained herein, no Party shall be liable to the other Party for any failure or delay on its part to perform, and shall be excused from performing, any of its obligations hereunder if such failure, delay or nonperformance results in whole or in part from any cause beyond the reasonable control of such Party, including, without limitation, any act of God; any fire, flood or weather condition; any earthquake; any act of a public enemy, war, riot, explosion, labor or material shortage, blackouts or brownouts; any interruption or shortage of, or failure or delay in, transportation, utilities, material, supplies, equipment, machinery, power or spare parts; and any act of any military or civil authority.

             15.3 Survival. All obligations of a Party hereunder and/or under the Network Operating Regulations arising or accruing prior to the termination or expiration of this Agreement shall survive and continue in full force and effect notwithstanding such termination or expiration, including, without limitation, any obligation for the payment of fees, charges, penalties or other amounts.

             15.4 Notices. All notices, demands or other communications required or permitted to be given hereunder shall be in writing, and any and all such items shall be deemed to have been duly delivered upon personal delivery; or as of the third business day after mailing by United States mail, registered or certified, return receipt requested, postage prepaid, addressed as follows; or as of the immediately following business day after deposit with Federal Express or a similar overnight courier service by which receipt may be confirmed, charges prepaid, addressed as follows; or upon delivery by facsimile (with telephone confirmation of delivery and machine generated proof of transmission) to the facsimile number set forth below:

               To Bank:                                   with a copy to:

               U.S. Bank National Association             U.S. Bank Legal Department

               One Mellon Bank Center                     950 Seventeenth Street, Suite 600
               500 Grant Street                           Denver, Colorado  80202
               Pittsburgh, Pennsylvania  15258-0001       Attn: Network Services Counsel
               Attention:    Network Services             Phone:        (303) 585-4631
               Phone:        (800) 541-4583               Facsimile:    (303) 585-4646
               Facsimile:    (412) 236-2249


               To Company:                                with a copy to:

               IpswichBank                                IpswichBank

               23 Market Street                           23 Market Street
               Ipswich, MA 01938                          Ipswich, MA 01938
               Attention:    Richard P. Duffett, SVP      Attn:  David L. Grey, President
               Or Operations Department Head              Phone:        978-356-7777
               Phone:        978-356-7777                 Facsimile:    978-356-9732
               Facsimile:    978-356-9732

Any Party may change its notice information by written notice given to the other Party in accordance with this Section.

               15.5 Entire Agreement. This Agreement, the Exhibits, the Network Operating Regulations and all other matters incorporated by reference herein or therein constitute the entire agreement between the Parties with respect to the subject matter hereof, and supersedes and replaces in their entirety any and all prior agreements between the Parties with respect to such subject matter, either oral or in writing.

               15.6 Waivers. No course of dealing and no failure by a Party to enforce any provision of or to exercise any right under this Agreement shall be construed as a waiver of such provision or right or affect the validity of this Agreement or limit, prevent or impair the right of any Party subsequently to enforce such provision or exercise such right. The waiver by a Party of any breach or default of this Agreement by the other Party shall be in writing, and will not operate or be construed as a waiver of any subsequent or other breach or default.

               15.7 Assignability; Binding Effect. Neither Party may assign this Agreement to any third entity or person without the prior written consent of the other Party; except that either Party may assign or delegate this Agreement or any portion hereof to any entity or person controlling, controlled by, or under common control of either Party, or to any entity or person acquiring substantially all of the assets of either Party. Subject to the preceding sentences, this Agreement shall be binding upon and shall inure to the benefit of the Parties and their respective successors and permitted assigns.

               15.8 Amendments. Except as specifically provided elsewhere in this Agreement, no amendment to this Agreement shall be effective or bind any Party unless set forth in writing and signed by the duly authorized representatives of the Parties.

             15.9 Headings.  Titles and headings  preceding the text of sections
        and  paragraphs  of  this  Agreement  have  been  inserted   solely  for
        convenience of reference and shall neither constitute a part of this Agreement nor affect its meaning, interpretation or effect.

             15.10    Arbitration.
                      -----------

                    (a) Arbitration Proceedings. Notwithstanding anything to the contrary contained herein, upon the demand of either Party, whether made before or after the initiation of legal proceedings, but not more than thirty (30) days after service of process for such proceeding, any Dispute shall be resolved by binding arbitration administered by the AAA in accordance with its Arbitration Rules for Commercial Financial Disputes in effect at the time, including, if applicable, the Supplementary Procedures for Large, Complex Disputes, but excluding the use of the Expedited Procedures (as modified, the "AAA Rules"). Arbitration shall be governed by the Federal Arbitration Act and shall be conducted in the State of Massachusetts. Judgment upon any award rendered may be entered in any court having jurisdiction. The award of the arbitrators shall specify in writing the factual and legal bases for the award. All awards shall be based on the Parties' actual damages and the arbitrators shall have no authority to award punitive damages. The Parties agree to keep all Disputes and arbitration proceedings hereunder confidential. If a Party fails to answer or otherwise acknowledge a demand to arbitrate a Dispute in accordance with the AAA Rules, the arbitrators shall enter an award without a hearing in favor of the Party demanding the arbitration. The Parties understand and agree that no Dispute decided by arbitration may later be pursued before a court except for the purpose of enforcing (i) compliance with this arbitration provision, or (ii) a final decision by the arbitrators.

                    (b) No  Limitation  on Remedies.  This  provision  shall not limit the right of any Party to seek equitable relief, or to exercise any self-help or other rights or remedies available pursuant to the express terms of this Agreement.

                    (c) Costs and Expenses. The arbitrators may make an award of attorney fees and expenses of arbitration proceedings if permitted by law. Any Party who refuses to submit to arbitration as requested or who refuses to comply with the award rendered by arbitrators or the court shall bear the reasonable costs and expenses of enforcement or compliance, whether incurred in connection with arbitration or judicial proceedings.

               15.11 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Colorado, without regard to conflicts of laws principles.

               15.12 Severability. The provisions of this Agreement will be deemed severable, and if any provision of this Agreement is held illegal, void or invalid under applicable law, such provision may be changed to the extent reasonably necessary to make the provision legal, valid and binding. If any provision of this Agreement is held illegal, void or invalid in its entirety, the remaining provisions of this Agreement will not be affected, but will remain binding in accordance with their terms.

               15.13 Expenses. Subject to Section 15.10(c) above, in any proceeding or other attempt to enforce, construe or to determine the validity of this Agreement, the non-prevailing Party will pay the reasonable expenses of the prevailing Party, including reasonable attorneys' fees and costs, expert witness fees, fees of consultants and court costs incurred in connection therewith.

               15.14 Employment of Agents. Bank in its sole discretion may engage agents, including, without limitation, its Affiliates and the Network Organizations, to perform part or all of its obligations under this Agreement at any time without the consent of Company; provided however that such action shall not affect Bank's obligations to Company hereunder.

               15.15 Relationship of the Parties. The Parties to this Agreement are independent contractors. The Parties expressly acknowledge and agree that it is not their intention or purpose hereunder to create, nor shall this Agreement be construed as creating any type of partnership, joint venture, employer/employee relationship, franchise, or agency between the Parties. Neither Party to have any authority to act, or attempt to act, or represent itself, directly or by implication, as an agent of the other or in any manner assume or create, or attempt to assume or create, any obligation on behalf of or in the name of the other.

               15.16 Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed to be an original and all of which, when taken together, shall constitute one and the same Agreement.

               15.17 Facsimile Signature. This Agreement may be executed by facsimile signature and a facsimile signature of this Agreement shall constitute an original signature.

               15.18 Consent to Jurisdiction; Venue; Service of Process. Company submits to personal jurisdiction in the State of Massachusetts for the enforcement of the provisions of this Agreement and irrevocably waives any and all rights to object to such jurisdiction for the purposes of litigation to enforce or interpret any provision of this Agreement. Company hereby consents to the jurisdiction of any, and agrees that any action, suit or proceeding initiating or involving any Party to enforce or interpret this Agreement shall be brought in a, state or federal court in the State of Massachusetts. Company hereby irrevocably waives any objection which it may have to the laying of the venue of any such action, suit or proceeding in any such court and hereby further irrevocably waives any claim that any such action, suit or proceeding brought in such a court has been brought in an inconvenient forum. In the event Company at any time does not maintain a registered agent for service of process in the State of Massachusetts, Company hereby appoints the Secretary of the State of Massachusetts as its agent for service of process; provided, however, Bank shall deliver to Company in accordance with the notice requirements of this Agreement a copy of any such service of process made upon the Secretary of the State of Massachusetts. Bank and Company hereby consent that service of process in any action, suit or proceeding may be made by service upon the aforesaid agent for service of process (in the case of service to be made upon Company), by personal service upon the party being served, or by delivery in accordance with the notice requirements of this Agreement.

        15.19 Waiver of Jury Trial. EACH PARTY IRREVOCABLY WAIVES ITS RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY ISSUE, CLAIM, COUNTERCLAIM OR OTHER CAUSE OF ACTION, WHETHER IN CONTRACT OR TORT, BASED UPON OR ARISING OUT OF THIS AGREEMENT, OR ANY OTHER AGREEMENT OR DEALINGS RELATING TO THE SUBJECT MATTER OF THIS AGREEMENT.

               IN WITNESS WHEREOF, the Parties have executed this Agreement as of the last date written below.

                                            BANK:

                                            U.S. BANK N.A.


                                            By:

                                            Name:

                                            Title:

                                            Effective Date:


                                            COMPANY:

                                            IPSWICH SAVINGS BANK

                                            d/b/a IPSWICHBANK

                                            By:

                                            Name: Richard P. Duffett

                                            Title: Senior Vice President

                                            Effective Date:

                                    EXHIBIT A
                          to NETWORK SERVICES AGREEMENT
                                     between
                            U.S. BANK and IPSWICHBANK




EFT AUTHORIZATION
-----------------

        Services Rendered:
        ------------------

---- -------------- ------------------------------------------------
1~~        X        Sponsored Membership to Cirrus
---- -------------- ------------------------------------------------
1          X        Amexco Program Participation
---- -------------- ------------------------------------------------
1~~        X        Sponsored Membership to Plus
---- -------------- ------------------------------------------------

A.      EFT PROCESSING SERVICES

1. Authorization. In accordance with the agreed upon authorization method, and the Cardholder data supplied by the Company, Bank will authorize and deny transaction activity initiated by the Company's Cardholders at ATM and POS terminals.

2. Dial-Up Terminal Driving. Bank shall provide electronic links between Company's terminals and the Bank switch to facilitate the operation and transaction routing in a dial-up environment.

3. Gateway Services. Bank shall provide to the Company electronic links to regional and national Networks as set forth in Section C below and as Section C may be amended from time to time.

4. Leased Line Terminal Driving. Bank shall provide electronic links between Company terminals and the Bankswitch to facilitate the operation and monitoring of Company ATMs.

5. Reporting. Bank shall provide a variety of reports available on a daily, weekly and/or monthly basis, including: settlement information, maintenance activity, ATM performance, cardholder activity and specialized report requests. Reports shall be distributed through remote job entry, hardcopy, microfiche and datamover. Log reports, critical to investigation of Company inquiries, can be viewed on-line.

6. Surcharge/Service Charge Support. Bank shall support surcharging of fixed amounts and associated terminal messages required by the Networks. Bank shall provide reports necessary to track income and automated interfaces to host systems in order for Company to meet service charge requirements.

7. Transaction Processing. Bank shall provide base transaction processing, which includes: authorization; placing holds on accounts; transaction posting and settlement; and availability of stand in services.

8. Transaction Settlement Processing. Bank shall offer "Single Point Settlement" by which Bank shall settle the net difference between debits and credits for transactions each day. This includes transactions processed through each Network to which Bank has Gateway connections.

9. 24 - Hour Monitoring. Bank hotline group shall provide monitoring services 24 hours a day, seven days a week. This service varies by type of telecommunications solution used by the Company.

B.      SPONSORED MEMBERSHIPS

1. Sponsorship. Bank has developed and owns certain computer programs and equipment ("Access Equipment") used to provide Company with access to each of Cirrus, Plus and/or Amexco Networks (each a "Membership Network"). Bank desires to provide and Company desires to accept Sponsored Membership so that Company may use the Access Equipment to interface with the Membership Network.

2. Settlement. Bank shall initiate settlement of Membership Network transactions each day to Company. Company shall maintain appropriate settlement accounts according to the operating procedures established by Bank as the same may be amended from time to time.

3. Incorporation of Membership Network Operating Rules. Company acknowledges receipt of a copy of Membership Network's operating Rules and agrees to be bound by said Rules as they may be amended from time to time. Company further agrees to promptly discharge all duties and liabilities which are imposed upon it by Membership Network's operating Rules.

4. Indemnification. With respect to Sponsored Membership, Company shall be responsible for any and all loss resulting from any transaction initiated by a Card issued by Company or its affiliates except to the extent that such loss was caused by the malfunction of an ATM for which another member of Membership Network is responsible. Company shall be responsible for any and all loss resulting from the malfunction of an ATM for which it is responsible. Company shall indemnify Bank and hold Bank harmless from any and all loss for which Company is liable under this paragraph or under the Membership Network operating Rules. Company shall indemnify Bank against any loss including attorneys fees and expenses) arising out of the failure of Company to meet its obligations pursuant to the Sponsored Membership or under the Membership Network operating Rules as amended from time to time.

5. Compliance with Applicable Law. With respect to the Sponsored Membership, Company shall be solely responsible for its compliance with any and all federal, state, local statutes and regulations applicable to its ownership and operation of ATMs, its participation in the Membership Network and its utilization of the service of Bank in connection therewith, including without limitation any disclosure of other obligations under Regulation E of the Federal Reserve Board of Governors, the Electronic Funds Transfer Act and all analogous state laws and regulations.

6. Termination. Either party may terminate the Sponsored Membership without cause upon one year (1) year prior written notice to the other. Company acknowledges that in the event the Sponsored Membership is terminated in accordance with the foregoing, Company's membership in the Membership Network shall terminate contemporaneously therewith unless Company has obtained a new sponsor.

        In the event that Company breaches any of its obligations under the Sponsored Membership including Company's obligation to abide by the Membership Network operating Rules, Bank shall have the right to terminate the Sponsored Membership immediately upon the provision of written notice to Company.

C.      NETWORKS

*
        Company elects to connect through Bank interface with the following Network Gateways:

--------- ----------------------------- --------- ----- ------------------------
  n/a     AFFN                                    n/a   MAC 3RD PARTY
--------- ----------------------------- --------- ----- ------------------------
  n/a     ALASKA OPTION                           n/a   MAGICLINE
--------- ----------------------------- --------- ----- ------------------------
   X      AMEX                                    n/a   MONEY STATION
--------- ----------------------------- --------- ----- ------------------------
  n/a     BANKMATE                                 X    NYCE
--------- ----------------------------- --------- ----- ------------------------
  n/a     CASHSTATION                              X    PLUS
--------- ----------------------------- --------- ----- ------------------------
  n/a     CASHSTREAM                              n/a   PLUS DUALITY
--------- ----------------------------- --------- ----- ------------------------
   X      CIRRUS                                  n/a   PRESTOP-PUBLIX
--------- ----------------------------- --------- ----- ------------------------
  n/a     CIRRUS DUALITY                          n/a   PULSE
--------- ----------------------------- --------- ----- ------------------------
   X      DISCOVER                                n/a   SHAZAM
--------- ----------------------------- --------- ----- ------------------------
  n/a     EXCHANGE/ACCEL                          n/a   STAR
--------- ----------------------------- --------- ----- ------------------------
  n/a     EXPLORE/STARR                           n/a   TYME
--------- ----------------------------- --------- ----- ------------------------
  n/a     HONOR                                    X    VISA
--------- ----------------------------- --------- ----- ------------------------
  n/a     MAC                                     n/a   VISANET
--------- ----------------------------- --------- ----- ------------------------

D.      FEES

        1. Sponsored Memberships. Bank shall charge and reimburse Company for services of the Membership Network that Company uses as set forth in Section C above. Fees may be adjusted from time to time as determined by either the Membership Network or Bank. In the event that changes are initiated by Membership Network, such change shall be effective on the date defined by Membership Network. In the event that changes are initiated by Bank and such changes result in an increased fee to Company, such increase shall be effective upon ninety (90) days prior written notice to Company.

                     Conversion and One Time Processing Fees

--------------------------------------------------------------------------------
Conversion Support Fee - ATM                         Waived  per FIID
--------------------------------------------------------------------------------
Conversion Support Fee - Debit                       Waived  per FIID
--------------------------------------------------------------------------------
Gateway/On-Line Processor - Std X9.5                 100 per hour, not to exceed
                                                     $5,000
--------------------------------------------------------------------------------
Gateway/On-Line Processor - Non Std                  7,000  plus $250 per hour
                                                     over 50 hrs.
--------------------------------------------------------------------------------
Telecommunications                                   TBD
--------------------------------------------------------------------------------
Travel Expenses [Out Of Pocket]                      At Cost


                    Transaction and Service Processing Fees*

--------------------------------------------------------------------------------
ATM & POS "PIN Based" Transactions

--------------------------------------------------------------------------------
  Transactions 1 - 10,000                      875  monthly minimum
--------------------------------------------------------------------------------
        Transactions 10,001 - 50,000          0.07  per transaction
--------------------------------------------------------------------------------
        Transactions 50,001 - 100,000         0.06  per transaction - during the
                                                    first three years of the
                                                    Agreement
--------------------------------------------------------------------------------
        Transactions 50,001 - 100,000         0.06  per transaction - during
                                                    years four and five of the
                                                    Agreement
--------------------------------------------------------------------------------
        Transactions >100,000                 0.06  per transaction
--------------------------------------------------------------------------------
        Dial-up ATMs                          0.15  per transaction
--------------------------------------------------------------------------------

Debit "Signature-based" Transactions


  MasterCard or Visa Gateway                            100  per month
--------------------------------------------------------------------------------
        Transactions [Completed, Denied &
        Reversed]
--------------------------------------------------------------------------------
        Transactions 1 - 20,000                        0.09  per transaction
--------------------------------------------------------------------------------
        Transactions 20,001 - 50,000                   0.08  per transaction
--------------------------------------------------------------------------------
        Transactions >50,000                           0.07  per transaction
--------------------------------------------------------------------------------
        RAP Transaction                                0.03  per reapply
--------------------------------------------------------------------------------
        Quarterly Reporting Fees                        100  per quarter
--------------------------------------------------------------------------------
        Off-line Float Assessment [VISA only]          At Cost monthly
--------------------------------------------------------------------------------


Settlement & Adjustments                   ASAP          ASAP           Manual
--------------------------------------------------------------------------------
                                        ATM & POS        Debit
--------------------------------------------------------------------------------
  Closed Non-settled       Per Item          3             15              20
  Transaction
--------------------------------------------------------------------------------
        Closed Settled     Per Item          3             15              20
        Transaction
--------------------------------------------------------------------------------
        ASAP Error         Per Item          1              1             N/A
--------------------------------------------------------------------------------


ATM Monthly Support Fees

--------------------------------------------------------------------------------
  Full monitoring [Lease line or Dial-up                 50  per ATM
  ATMs]
--------------------------------------------------------------------------------
        800# Monitoring [Dial-up ATMs only]              10  per ATM
--------------------------------------------------------------------------------


  *Transaction fee includes: gateway access to Cirrus, Plus, Visa, MasterCard, Discover, Amexco & one regional network; positive balance authorization, one daily balance refresh; one daily ACH transmission & CRT terminal transactions.

                            Optional Processing Fees

--------------------------------------------------------------------------------
Administrative
--------------------------------------------------------------------------------
  Delivery/Postage/Ground Transportation               At cost
--------------------------------------------------------------------------------
        Third Party Audit Review                        250  per copy
--------------------------------------------------------------------------------
        ACH Posting Tapes                               500  per tape
--------------------------------------------------------------------------------
        Customer Requested Training                     600  per day, + expenses
--------------------------------------------------------------------------------
        Custom Programming                              250  per hour
--------------------------------------------------------------------------------
        Research Fee (In Excess Of 30 Days)*            100  per hour
--------------------------------------------------------------------------------


  *There is a 30 minute minimum for  research  requests

Business Card

--------------------------------------------------------------------------------
        Business Card Set-Up                            500  one time
--------------------------------------------------------------------------------
        Business Card Support                            50  per month
--------------------------------------------------------------------------------


Card Management
--------------------------------------------------------------------------------
  Card Postage                                      At Cost
--------------------------------------------------------------------------------
        Card Transmission Fee                          3.75
--------------------------------------------------------------------------------
        Pin Mailers                                    0.15
--------------------------------------------------------------------------------
        Pin Postage                                 At Cost
--------------------------------------------------------------------------------
        Re-issue Cards                         To Be Quoted
--------------------------------------------------------------------------------
        Re-issue PINS                          To Be Quoted
--------------------------------------------------------------------------------

Debit Card Activation

--------------------------------------------------------------------------------
  Automated Debit Card Activation System                0.5  per call
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fraud Reporting Service              Core        Mid-Tier      Strategic
--------------------------------------------------------------------------------
  Visa RIS Reporting                  25            50             75  per month
--------------------------------------------------------------------------------
  MasterCard SAFE Reporting           25            50             75  per month
--------------------------------------------------------------------------------

Fraud Watch [Self Service License]
--------------------------------------------------------------------------------
        Fraud License                                 7,500  one time
--------------------------------------------------------------------------------
        Fraud Setup Fee                                 500  one time
--------------------------------------------------------------------------------
        Fraud File Fix                                  250  per hour
--------------------------------------------------------------------------------
        Fraud Transaction Fee                             0  per transaction
--------------------------------------------------------------------------------
        Account Residing Fee                           0.01  per active card
--------------------------------------------------------------------------------


Fraud Watch  [Service Bureau]
--------------------------------------------------------------------------------
        Fraud Setup Fee                                 500  one time
--------------------------------------------------------------------------------
        Fraud File Fix                                  250  per hour
--------------------------------------------------------------------------------
        Fraud Transaction Fee                             0  per transaction*
--------------------------------------------------------------------------------
        Account Residency Fee                          0.01  per card*
--------------------------------------------------------------------------------

  *The minimum monthly fee for the total of the fraud transaction and account residency fees is $100.


Hot Card Service

--------------------------------------------------------------------------------
  Hot Carding                                            15  per call
--------------------------------------------------------------------------------
        Misdirected Calls                                 5  per call
--------------------------------------------------------------------------------

Report Options
--------------------------------------------------------------------------------
  Datamover Transmission RJE                           0.03  per 100 lines
--------------------------------------------------------------------------------
        Datamover Transmission In                      0.06  per 100 lines
--------------------------------------------------------------------------------
        Datamover Transmission Out                     0.11  per 100 lines
--------------------------------------------------------------------------------
        Microfiche Original                            2.25  per sheet
--------------------------------------------------------------------------------
        Microfiche Copy                                0.25  per sheet
--------------------------------------------------------------------------------

Set Up Fees [Post Conversion]
--------------------------------------------------------------------------------
        ATM Deployment/Re-deployment Fee                250  per ATM
--------------------------------------------------------------------------------
        ATM Feature Set-Up                              250  per ATM
--------------------------------------------------------------------------------
        ATM Screen Group Change                         250  per Group
--------------------------------------------------------------------------------
        Bilingual Screen Setup                          250  per Group
--------------------------------------------------------------------------------
        Administrative Terminal Set-Up                  100  per CRT
--------------------------------------------------------------------------------
        Datamover Set-Up Fee                            500  per FIID
--------------------------------------------------------------------------------
        File Mergers                                  5,000  + $100 per custom
                                                               program hr
--------------------------------------------------------------------------------
        Gateway Setup Fee                               250  per Gateway
--------------------------------------------------------------------------------
        Multi- Marketing Message Set-Up                 200  per Set Up
--------------------------------------------------------------------------------
        Optional Receipt Set-Up                         250  per Set Up
--------------------------------------------------------------------------------
        Surcharging Routine Set-Up                    2,500  per FIID
--------------------------------------------------------------------------------
        Interactive ATM Change                        1,000  per ATM
--------------------------------------------------------------------------------
        Bank Acquisition/Project Management          To Be Quoted
--------------------------------------------------------------------------------

Special Report Options
--------------------------------------------------------------------------------
  CAF [Cardholder Account File] Report                   50  per report
--------------------------------------------------------------------------------
        CAF Tape                                        100  per tape
--------------------------------------------------------------------------------
        CMF [Card Management File] Report                50  per report
--------------------------------------------------------------------------------
        CMF Tape                                        100  per tape
--------------------------------------------------------------------------------
        CAF/CMF Combined Report                         250  per report
--------------------------------------------------------------------------------
        Special Reports                                 125  per prgrm hr. $50
                                                            setup per report
--------------------------------------------------------------------------------
        Raw Data File                                   300  per month +
                                                              transmission costs
--------------------------------------------------------------------------------

Special Support Services
--------------------------------------------------------------------------------
  Bilingual Screen Support Fee                           25  per ATM
--------------------------------------------------------------------------------
        On-Line Processor                               250  per month
--------------------------------------------------------------------------------
        Multiple Account Access                         200  per month
--------------------------------------------------------------------------------
        ATM Local Surcharging Support*                 0.05  per tran  [$25 per
                                                              month minimum]
--------------------------------------------------------------------------------
        ATM Host Surcharging Support*                  0.07  per tran  [$25 per
                                                             month minimum]
--------------------------------------------------------------------------------

  *The $25 per month minimum is per ATM

--------------------------------------------------------------------------------
        Full Statement Print                           0.25  per statement
--------------------------------------------------------------------------------
        Mini Statement Print                           0.15  per statement
--------------------------------------------------------------------------------
        Other Regional Networks                         100  per month, per
                                                             network
--------------------------------------------------------------------------------

                                Telecommunication Services
--------------------------------------------------------------------------------
Monthly Telecommunications Fees
--------------------------------------------------------------------------------
  Packet Switching Com Fee [Dial-up]                   0.25  per minute
--------------------------------------------------------------------------------
        Special Processor Line [Point To                700  per month
        Point]
--------------------------------------------------------------------------------
        Special Processor Line [Shared]                 150  per month
--------------------------------------------------------------------------------
        Line Rental                                     150  per drop
--------------------------------------------------------------------------------
        Dial Back-Up                                     84  per month
--------------------------------------------------------------------------------

One Time Telecommunications Fees
--------------------------------------------------------------------------------
  ATM Line Install - Regular [>= 45 Business            650
  Days]
--------------------------------------------------------------------------------
        ATM Line Install - Expedited [< 45            1,350
        Business Days]
--------------------------------------------------------------------------------
        ATM Disconnect Fee                              200  per ATM
--------------------------------------------------------------------------------
        Back End/Intercept Processor Line             2,200
        Install - Regular
--------------------------------------------------------------------------------
        Back End/Intercept Processor Line             2,900
        Install - Expedite
--------------------------------------------------------------------------------
        Line Disconnect Fee                             200  per drop
--------------------------------------------------------------------------------
        Modem Install                                   300  per modem
--------------------------------------------------------------------------------
        Modem Disconnect                                200  per modem
--------------------------------------------------------------------------------

Equipment and Software Sales
--------------------------------------------------------------------------------
  Cables And Connectors                                 TBD
--------------------------------------------------------------------------------
        Outside View(R)32                                 280  per seat
--------------------------------------------------------------------------------
        Data Talker - Cleo Board                        750  per PC
--------------------------------------------------------------------------------
        Digital DSU's                                   750  per DSU
--------------------------------------------------------------------------------
        Modem Maintenance [AT&T]                        252  annual per unit
--------------------------------------------------------------------------------
        Modem Purchase                                  250  per modem
--------------------------------------------------------------------------------
        Modem Splitter  - 4 Port                        345  per splitter
--------------------------------------------------------------------------------
        Modem Splitter  - 8 Port                      1,170  per splitter
--------------------------------------------------------------------------------


Leasing
--------------------------------------------------------------------------------
  ATM Modem Lease                                        30  per unit per month
--------------------------------------------------------------------------------
        Digital DSU  Lease                              150  per unit per month
--------------------------------------------------------------------------------


                                    De-conversion Fees
--------------------------------------------------------------------------------
De-conversion Support Fee                             2,500  per FIID
--------------------------------------------------------------------------------
ATM Disconnect Fee                                      200  per ATM
--------------------------------------------------------------------------------

In addition to de-conversion fees, customer will pay all third party charges including ATM, modem & line disconnect fees.


IN ADDITION TO THE FEES AND CHARGES SET FORTH IN THIS ADDENDUM, COMPANY AGREES TO PAY ALL FEES, CHARGES, PENALTIES, FINES, ASSESSMENTS AND ADDITIONAL OR INCREASED COSTS OF ANY NATURE AS MAY BE CHARGED BY MASTERCARD OR VISA OR BY ANY THIRD PARTY OR AS MAY BE OTHERWISE INCURRED BY BANK IN CONNECTION WITH THE MATTERS CONTEMPLATED BY THIS AGREEMENT, WHETHER CHARGED OR INCURRED BY BANK EITHER DIRECTLY OR INDIRECTLY.