Form 10-Q
period 2000-06-30
IPSWICH BANCSHARES INC
filed 2000-08-14
CIK 1089857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  FORM 10Q - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X [ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

The number of shares outstanding of the Registrant's common stock as of August 11, 2000 was 2,381,327.

                                 IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                       Consolidated Balance Sheets
                              (Dollars in thousands, except per share data)


                                                                             June 30,    December 31,
                                                                               2000          1999
                                                                           ----------    ----------
                             Assets                                        (unaudited)   (unaudited)
                             ------
Cash and due from banks                                                    $    7,061    $    6,552
Interest-bearing deposits and federal funds sold                                6,699         1,707
Investment and mortgage-backed securities available for sale                   40,078        39,502
Investment and mortgage-backed securities held to maturity                     27,670        28,069
Loans held for sale                                                             1,810             0

Loans:
     Residential fixed rate                                                    74,319        77,490
     Residential adjustable rate                                               96,206        86,519
     Home Equity                                                               28,196        23,385
     Commercial                                                                 5,494         4,873
     Consumer                                                                     976         1,060
                                                                           ----------    ----------
          Total gross loans                                                   205,191       193,327

Allowance for possible loan losses                                             (1,811)       (1,798)
                                                                           ----------    ----------

      Net loans                                                               203,380       191,529

Stock in FHLB of Boston                                                         3,000         3,977
Savings Bank Life Insurance Company stock                                         253           253
Banking premises and equipment, net                                             3,103         3,168
Other real estate owned                                                             0           111
Accrued interest receivable                                                     1,405         1,248
Other assets                                                                      156           182
                                                                           ----------    ----------

      Total assets                                                         $  294,615    $  276,298
                                                                           ==========    ==========


              Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
     Non-interest-bearing checking accounts                                $   22,118    $   15,209
     Interest-bearing checking accounts                                        29,720        27,481
     Savings accounts                                                          38,438        37,704
     Money market accounts                                                     63,033        62,859
     Certificates of deposit                                                   71,746        66,829
                                                                           ----------    ----------
          Total deposits                                                      225,055       210,082


  Borrowed funds                                                               48,000        45,000
  Mortgagors' escrow accounts                                                     998           993
  Deferred income tax liability, accrued expenses and other liabilities         3,346         3,248
                                                                           ----------    ----------

      Total liabilities                                                       277,399       259,323


Equity capital                                                                 17,879        16,965
Treasury stock                                                                   (924)            0
Unrealized gain on investment securities available for sale                       261            10
                                                                           ----------    ----------
      Total stockholders' equity                                               17,216        16,975
                                                                           ----------    ----------

      Total liabilities and stockholders' equity                           $  294,615    $  276,298
                                                                           ==========    ==========

Shares outstanding                                                          2,412,027     2,525,427

Selected data (end of period):
------------------------------

  Equity to assets  (in %)                                                       5.84          6.14
  Total equity to risk-weighted assets  (in %)                                  13.34         14.38
  Total non-performing assets, net                                         $       29    $      142
  Book value per share                                                     $     7.14    $     6.72

                                    Page -2-

                                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                        Consolidated Statements of Income
                                  (Dollars in thousands, except per share data)

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                              2000           1999         2000         1999
                                                           ----------    ----------    ----------    ----------
                                                           (unaudited)    (unaudited)  (unaudited)  (unaudited)
Interest and dividend income:
   Loans                                                   $    3,634    $    3,417    $    7,139    $    7,229
   Investment securities available for sale                       702           524         1,370         1,073
   Investment securities held to maturity                         470           291           943           459
   Federal funds and interest bearing deposits                    163            57           192            72
                                                           ----------    ----------    ----------    ----------

      Total interest and dividend income                        4,969         4,289         9,644         8,833

Interest expense:
   Deposits                                                     1,956         1,576         3,800         3,221
   Borrowed funds                                                 807           666         1,440         1,448
                                                           ----------    ----------    ----------    ----------

      Total interest expense                                    2,763         2,242         5,240         4,669
                                                           ----------    ----------    ----------    ----------

      Net interest and dividend income                          2,206         2,047         4,404         4,164

Provision for possible loan losses                                 15            45            30            90
                                                           ----------    ----------    ----------    ----------

      Net interest and dividend income after
        provision for possible loan losses                      2,191         2,002         4,374         4,074

Non-interest income:
   Mortgage banking revenues, net                                  50           267            94           762
   Retail banking fees                                            422           378           799           723
   Net gain/(loss) on sales of securities                           0            16             2            65
   Other                                                            6             5            11             7
                                                           ----------    ----------    ----------    ----------

      Total non-interest income                                   478           666           906         1,557
                                                           ----------    ----------    ----------    ----------

      Net interest, dividend and non-interest income            2,669         2,668         5,280         5,631

Non-interest expenses:
   Salaries and employee benefits                                 832           790         1,649         1,562
   Occupancy and equipment expenses                               227           229           452           450
   Data processing services                                       230           187           444           359
   Marketing expense                                              110           124           304           266
   Professional fees                                               49            95           178           160
   Office expense                                                 102            95           184           194
   Other                                                          124           158           221           329
                                                           ----------    ----------    ----------    ----------

      Total non-interest expenses                               1,674         1,678         3,432         3,320

Expenses from Holding Company & REIT formation                      0             0             0           380
                                                           ----------    ----------    ----------    ----------

Income before income taxes                                        995           990         1,848         1,931

Income tax expense                                                351           297           457           579
                                                           ----------    ----------    ----------    ----------

      Net income                                           $      644    $      693    $    1,391    $    1,352
                                                           ==========    ==========    ==========    ==========

Basic earnings per share                                   $     0.26    $     0.28    $     0.56    $     0.56
Diluted earnings per share                                 $     0.26    $     0.27    $     0.55    $     0.53

Dividends per share                                        $     0.10    $     0.05    $     0.20    $     0.10
                                                           ==========    ==========    ==========    ==========

Weighted average common shares outstanding (basic)          2,469,502     2,462,742     2,497,464     2,427,708
Weighted average common shares outstanding (diluted)        2,492,760     2,544,482     2,520,983     2,533,987

Selected performance data:
--------------------------
  (Expense ratios exclude one time charges)
   Return on average equity  (in %)                             14.80         18.18         15.99         18.13
   Return on average assets  (in %)                              0.89          1.05          0.98          1.00
   Net interest margin  (in %)                                   3.13          3.19          3.20          3.16
   Expenses to average assets  (in %)                            2.32          2.55          2.43          2.47
   Efficiency ratio  (in %)                                     62.50         61.19         65.02         58.70
   Mortgage and equity loan production                     $   17,920    $   35,925    $   30,566    $   73,113

                                   Page - 3 -

                                               IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                     Consolidated Statements of Changes in Stockholders' Equity
                                               Six Months Ended June 30, 2000 and 1999
                                            (Dollars in thousands, except for share data)
                                                             (unaudited)

                                                                                                       Accumulated
                                                                    Additional                             other           Total
                                            Shares       Common      paid-in      Retained   Treasury  comprehensive  stockholders'
                                          outstanding     stock      capital      earnings     stock      income         equity
                                          -----------     -----      -------      --------     -----      ------         ------
Balance at December 31, 1998              2,392,286        $239       $2,009      $11,790       $0        $185           $14,223

Stock options exercised                     132,616          13          223                                                 236
Issuance of stock rights                                                  12                                                  12
Cash dividends ($.10 per share)                                                      (245)                                  (245)
Comprehensive income:
  Net income                                                                        1,352                                  1,352
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of ($1)                                                                                        (2)
    Reclassification adjustment
      for amounts included in net
       income, net of taxes of $5                                                                                              9
                                                                                                                         -------

  Other comprehensive income                                                                                7                  7
                                                                                                                         -------
                                                                                                                           1,359
Total comprehensive income
                                          ---------        ----       ------      -------       --        ----           -------

Balance at June 30, 1999                  2,524,902        252         2,244       12,897        0         192            15,585

Stock options exercised                         525          1             3                                                   4
Issuance of stock rights                                                  15                                                  15
Cash dividends ($.15 per share)                                                      (384)                                  (384)
Comprehensive income:
  Net income                                                                        1,937                                  1,937
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of ($147)                                                                                    (221)
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $26                                                                                             39
                                                                                                                         -------

  Other comprehensive income                                                                              (182)             (182)
                                                                                                                         -------

Total comprehensive income                                                                                                 1,755
                                          ---------        ----       ------      -------       -----     ----           -------


Balance at December 31, 1999              2,525,427       253         2,262        14,450          0        10            16,975

Issuance of stock rights                                                 19                                                   19
Purchase of treasury stock                 (113,400)                                            (924)                       (924)
Cash dividends ($.20 per share)                                                      (496)                                  (496)
Comprehensive income:
  Net income                                                                        1,391                                  1,391
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $174                                                                                       260
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of ($7)                                                                                            (9)
                                                                                                                         -------
                                                                                                           251               251
                                                                                                                         -------
  Other comprehensive income                                                                                               1,642
Total comprehensive income
                                          ---------        ----       ------      -------       ----      ----           -------

Balance at June 30, 2000                  2,412,027      $253        $2,281       $15,345      ($924)     $261           $17,216
                                          =========      ====        ======       =======      =====      ====           =======


                                   Page - 4 -


                                   IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                     Consolidated Statements of Cash Flows
                                    Six Months Ended June 30, 2000 and 1999

                                            (Dollars in thousands)
                                                  (unaudited)

                                                                                        2000         1999
                                                                                      --------    --------

Net cash flows from operating activities:
  Net income                                                                          $   1,391     $   1,352

  Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
       Provision for possible loan losses                                                    30            90
       Depreciation expense                                                                 172           167
       Amortization of premiums on investment securities, net                                14            80
       (Gain) on sale of loans, net                                                          (1)         (762)
       Loss on sale of real estate acquired by foreclosure                                    1             0
       (Gain) on sale of investment securities available for sale, net                       (2)          (65)
       Origination of loans held for sale                                                (5,964)      (47,609)
       Proceeds from sale of loans                                                        4,155         7,981
       Proceeds from sale of securitized loans                                                0        57,802
       (Increase) in loan origination fees                                                 (183)         (206)
       (Decrease) in loan discounts                                                          (3)           (1)
       (Increase) in deferred premium on loans sold and mortgage servicing rights             0          (693)
       (Increase) in accrued interest receivable                                           (157)         (201)
       Decrease in other assets, net                                                         26            17
       Increase (decrease) in accrued expenses and other liabilities                        (68)         (324)
                                                                                      ---------     ---------

  Net cash provided (used) by operating activities                                         (589)       17,628

Net cash flows from investing activities:

  Purchase of investment securities available for sale                                  (11,055)      (13,380)
  Principal paydowns on mortgage-backed investment securities available for sale          3,900         7,680
  Proceeds from the sale of investment securities available for sale                      6,985         4,860
  Purchase of investment securities held to maturity                                          0        (9,579)
  Principal paydowns on mortgage-backed investment securities held to maturity              398           444
  Redemption (purchase) of stock in FHLB of Boston                                          977        (1,072)
  Net (increase) in loans                                                               (11,695)       (3,907)
  Proceeds from sale of real estate acquired by foreclosure                                 110             0
  Purchases of equipment, net                                                              (107)         (114)
                                                                                      ---------     ---------
  Net cash (used) provided by investing activities                                      (10,487)      (15,068)

Cash flows from financing activities:

  Net proceeds from the issuance of common stock                                             19           248
   Purchase of treasury stock                                                              (924)            0
  Cash dividends                                                                           (496)         (245)
  Net increase in deposits                                                               14,973         2,452
  Proceeds from Federal Home Loan Bank advances                                          53,454       156,100
  Repayment of Federal Home Loan Bank advances                                          (50,454)     (161,100)
  (Decrease) increase in mortgagors' escrow accounts                                          5           (66)
                                                                                      ---------     ---------

  Net cash (used) provided by financing activities                                       16,577        (2,611)
                                                                                      ---------     ---------

Net (decrease) in cash and cash equivalents                                               5,501           (51)

Cash and cash equivalents at beginning of year                                            8,259        12,095
                                                                                      ---------     ---------

Cash and cash equivalents at end of year                                              $  13,760     $  12,044
                                                                                      =========     =========

Supplemental disclosure of cash flow information:
Cash paid for:
       Interest on deposit accounts                                                   $   3,800     $   3,221
       Interest on borrowed funds                                                         1,440         1,448
       Income tax expense, net                                                              373           417

Supplemental schedule of non-cash investing and financing
activities:
       Net increase required by Statement of Financial
       Accounting Standards NO. 115:
       Investment securities                                                                418            12
       Deferred income tax liability                                                        167             5
       Net unrealized gain on investment
       Securities available for sale                                                        251             7

                                    Page - 5-

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             June 30, 2000 and 1999

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

Subsequent to quarter-end, on July 19, 2000, the Bank liquidated two of its subsidiaries, Historic Ipswich, Inc. and Rowley Investment Corporation. The subsidiaries have no material impact on the financial position and earnings of the Company.

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

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.



                                   Page - 6 -

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

                                    Six Months Ended June 30,

         2000
        ----------------     Income         Shares      Per-Share
                           (Numerator)  (Denominator)      Amount
                           -----------  -------------      ------

Basic EPS                    $1,391         2,497          $0.56
Effect of stock options          --            24         ($0.01)
                             ------         ----           -----
Diluted EPS                  $1,391         2,521          $0.55
                             ======         =====          =====


Basic EPS                    $1,352         2,428          $0.56
Effect of stock options          --           106         ($0.03)
                             ------         -----          -----
Diluted EPS                  $1,352         2,534          $0.53
                             ======         =====          =====

                                    Three Months Ended June 30,

         2000
        ----------------     Income         Shares      Per-Share
                           (Numerator)  (Denominator)      Amount
                           -----------  -------------      ------

Basic EPS                    $ 644           2,470          $0.26
Effect of stock options         --              23             --
                             -----           -----          -----
Diluted EPS                  $ 644           2,493          $0.26
                             =====           =====          =====

        1999
        ----
Basic EPS                    $ 693           2,463          $0.28
Effect of stock options         --              81         ($0.01)
                             -----           -----          -----
Diluted EPS                  $ 693           2,544          $0.27
                             =====           =====          =====

Other Comprehensive Income
--------------------------

Accumulated other comprehensive income consists solely of unrealized appreciation on investment securities available for sale, net of taxes.


                                   Page - 7 -

ITEM 2
------

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
------------  ----------  ---  -----------  ---------  ---------  ---
RESULTS OF OPERATIONS
---------------------

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

The Company's operating results for the three and six months ended June 30, 2000 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Savings Bank, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, North Shore Financial Services, Rowley Investment Corporation and Historic Ipswich, Inc. The Company is in the business of making residential mortgage loans, while attracting deposits from the general public to fund those loans. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its


                                   Page - 8 -
seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates Automatic Teller Machines at its Main Office and at each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).

ASSET / LIABILITY MANAGEMENT
----------------------------

The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and mortgage backed securities are shown as if the entire balance comes due on the repricing date. Estimates of fixed rate loan amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a result of this analysis, the static GAP position in the 0 to 12 months range is a negative $6.1 million at June 30, 2000.

Interest rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which may affect the sensitivity of assets and liabilities, and consequently can not be used alone to predict the operating results of a financial institution in a changing environment.

LIQUIDITY
---------

The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit outflows, to fund its share repurchase program and to meet operating expenses. The primary sources of liquidity are interest and principal amortization from loans, mortgage backed securities and investments, sales and maturities of investments, loan sales, deposits, and Federal Home Loan Bank of Boston (the FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowed facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $48 million at June 30, 2000.

During 2000 the primary sources of liquidity were $4.2 million in loan sales, principal amortization from mortgage backed securities of $4.3 million payoff, principal amortization in the loan portfolio of $10.6 million and the sale of investment securities of $7.0 million. The primary uses of funds were $22.6 million in residential first mortgage loan originations and $11.8 million in investment purchases.


                                   Page - 9 -

CAPITAL RESOURCES
-----------------

Total stockholders' equity at June 30, 2000 was $17.2 million, an increase of $200,000 from $17.0 million at the end of 1999. Included in stockholders' equity at June 30, 2000 is an unrealized gain on marketable securities available for sale, net of taxes, of $261,000, an increase of $251,000 as compared to $10,000 at December 31, 1999. Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity.

The Company announced a stock repurchase plan of 10% of the outstanding shares in March 2000. Through June 30, 2000, the Company had repurchased 113,400 or 4.5% of the outstanding shares at an average price of $8.15 totaling $923,700.

The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% to be classified as "well-capitalized"). At June 30, 2000 Tier 1 leverage capital ratio for the Company was 5.84% compared to 6.33% at December 31, 1999 and 5.86% and 6.29% for the Bank on June 30, 2000 and December 31, 1999, respectively.

The Federal Reserve and the FDIC have also imposed risk-based capital requirements on the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At June 30, 2000, the Company's total and Tier 1 risk-based capital ratios were 13.34% and 12.09% (compared to 14.38% and 13.13% at December 31, 1999). At June 30, 2000, the Bank's total and Tier 1 risk based capital ratios were 13.30% and 12.05% (compared to 14.29% and 13.04% at December 31,
1999).

As of June 30, 2000, the Bank was considered "well-capitalized" under applicable regulatory capital guidelines.

FINANCIAL CONDITION
-------------------

The Company's total assets at June 30, 2000 were $294.6 million, an increase of $18.3 million from December 31, 1999 assets of $276.3 million. The increase was largely due to the addition of $11.9 million in total loans, $1.8 million in mortgages held for sale, and $5.0 million in fed funds sold. Funding the increase in assets for the first six months of 2000 was deposit growth of $15 million, primarily in checking accounts, savings, certificates of deposit and money market accounts. Additionally, borrowed funds increased by $3 million in 2000 from year-end 1999.

Federal Funds Sold
------------------

Interest-bearing deposits and federal funds sold at June 30, 2000 was $6.7 million, versus $1.7 million at December 31, 1999. The increase in fed funds sold was primarily due to the Company's accumulation of cash to manage its borrowing position and to take advantage of opportunities to purchase investment securities and manage the Company's interest rate risk position.


                                   Page - 10 -

Investment and Mortgage-Backed Securities
-----------------------------------------

Total investments and mortgage backed securities available for sale at June 30, 2000 was $40.1 million, an increase of $576,000 in 2000. The increase was primarily the result of the purchase of $11.1 million in adjustable rate mortgage-backed securities, offset by $7.0 million in sales and $3.9 million in amortization.

Total investments and mortgage-backed securities held to maturity was $27.7 million at June 30, 2000, versus $28.1 million at December 31, 1999. The decline is due to principal amortization on the portfolio of mortgage-backed securities.

The unrealized gain on the portfolio of available for sale securities, was $434,000 at June 30, 2000. The increase in value is principally in the portfolio of adjustable rate mortgage-backed securities, which in a rising rate environment, will increase in yield as the underlying loans reprice. The repricing aspect of these securities helps to sustain the market values.

Loans and Loans Held for Sale
-----------------------------

Loans held for sale increased to $1.8 million at June 30, 2000, versus $0 at year-end 1999. The Company's portfolio of mortgages held for sale increased due to the recent origination of fixed rate loans.

The loan portfolio at June 30, 2000 was $205.2 million, an increase of $11.9 million in comparison to the portfolio at December 31, 1999 of $193.3 million. The increase was principally in adjustable rate mortgages, which are written for portfolio versus sale in the secondary market. The Company will continue to place adjustable rate mortgages in its portfolio as a result of the more favorable interest rate risk profile for these loans in comparison to fixed rate loans. Current originations of fixed rate loans originated are sold in the secondary market.

CREDIT QUALITY
--------------

Non-Performing Loans
--------------------

Loans placed on non-performing status at June 30, 2000 was $29,000, substantially unchanged since year-end. Accrual of interest on loans is discontinued either when a reasonable doubt exists, as to the full timely collection of principal and interest, or when a loan comes contractually past due by ninety (90) days or more, unless the loan is adequately secured and in the process of collection.

When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and the ultimate collection of principal and interest is probable. Following collection procedures, the Company generally institutes appropriate actions to foreclose the property.

Real Estate Acquired by Foreclosure
-----------------------------------

Real estate acquired by foreclosure totaled $0 at June 30, 2000, a decrease of $111,000 since year-end 1999. The decrease is due to the sale of OREO during the first half of the year. The Company owns two parcels of land which have previously been written down to $1 each. Real estate acquired by foreclosure is reflected at the lower of the net carrying value, or fair value, of the property, less estimated costs of disposition.


                                   Page - 11 -

Allowance for Possible Loan Losses
----------------------------------

The allowance for loan loss at June 30, 2000 was $1.8 million, unchanged since year-end 1999. The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off. In evaluating current information and events regarding borrowers ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for possible loan losses is accurate as of June 30, 2000. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

Liabilities
-----------

Deposits increased by $15 million in the first half of 2000, to end June 30, 2000 at $225.1 million. Deposits totaled $210.1 million at December 31, 1999. The increase in deposits resulted from the Company's ongoing checking account acquisition program which generated $9.1 million in checking accounts balances in 2000. In addition, certificates of deposit increased by $4.9 million as rising rates made CDs a more attractive investment vehicle for depositors.

Federal Home Loan Bank of Boston advances increased by $3.0 million in 2000 to $48 million at June 30, 2000. Borrowed funds are typically used to manage the liquidity of the Company and the utilization of borrowings is dependent on cash flows from other assets and liabilities. The Company extended a substantial portion of its borrowings in the first six months of 2000 to hedge its risk against rising interest rates. The weighted average maturity of its borrowings is approximately 1.6 years at June 30, 2000.

Equity Capital
--------------

Equity capital increased by $241,000 to $17.2 million at June 30, 2000. Equity was principally impacted by earnings for the first six months of the year of $1.4 million and an increase in the unrealized gain or loss on investment securities, $251,000, net of taxes. Offsetting these increases were payments of cash dividends to shareholders which totaled $496,000 in 2000. Additionally, the Company repurchased 113,400 shares or 4.5% of its outstandings in executing its previously announced 10% stock repurchase plan. The average price per share was $8.15 totaling $923,700. The cost of the shares as reflected in the equity capital section of the balance sheet as "Treasury Stock".

                                   Page - 12 -

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999


General
-------

The Company reported net income of $644,000 or $.26 per fully diluted share for the second quarter of 2000. This compares with $693,000 or $.27 per fully diluted share for the second quarter of 1999. The second quarter 2000 earnings were favorably impacted by an increase of 7.8% in the net interest income totaling $159,000, and an increase of $44,000 or 11.6% in retail banking fees.

Return on equity for the second quarter of 2000 was 14.80%, versus 18.18% for the same quarter of 1999. The second quarter of 2000 return on assets was .89% versus 1.05% for the same quarter in 1999.

Net Interest and Dividend Income
--------------------------------

Net interest income for the second quarter of 2000 was $2.2 million, versus $2 million for the same time frame in 1999. The net interest margin percentage was 3.13% for the second quarter of 2000 versus 3.19% for the same quarter the previous year.

As a result of the Company's interest rate risk position, net interest margins have experienced compression during the current quarter. This compression results from the rates on borrowings and deposits increasing at a faster rate than those on loans and investment.

Non-interest Income
-------------------

Non-interest income for the second quarter of 2000 was $478,000 versus $666,000 in the second quarter of 1999. Non-interest income was substantially lower in 2000, as a result of lower mortgage banking revenues. Mortgage banking revenues are principally generated from the sale of fixed rate loans in the secondary market. As a result of the current interest rate environment, the Company is originating primarily adjustable rate mortgages for portfolio versus fixed rate loans to sell in the secondary market. The resulting impact is that mortgage banking revenues for the second quarter of 2000 was $50,000 versus $267,000 for the second quarter of 1999 when the Company sold a significant amount of fixed rate mortgages in the secondary market.

Retail banking fees for the second quarter of 2000 was $422,000 versus $378,000 for the same quarter in 1999. This 11.6% increase is principally the result of the Company's successful efforts to acquire checking account customers in its market place, which generates fee income.

Non-interest Expense
--------------------

Total non-interest expenses were $1.7 million for the second quarter of 2000 versus $1.7 million for the same time frame in 1999. Expenses which exhibited increases included salary and benefit costs which increased $42,000 or 5.3% and data processing costs which increased $43,000, or 23% in the current quarter versus the same quarter in 1999. These expenses were primarily the result of the Company's successful efforts to generate checking accounts for which branch staff are incented, and the resulting accounts which generate additional data processing expenses. Offsetting these increases was a decline in marketing expenses of $14,000 or 11.3% and professional fees $46,000 or 48.4%.

                                    Page - 13 -

Income Tax Expense
------------------

The second quarter of 2000 effective tax rate was 35.3% versus 30% for the second quarter of 1999. A tax rate of 35% in 2000 is expected to continue through the remainder of the year.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999


General
-------

The Company reported net income of $1.4 million or $.55 per fully diluted share for the first six months of 2000. This compares with $1.4 million or $.53 per fully diluted share for the first six months of 1999. Positive variances which contributed to an increase in earnings were in the net interest income of $240,000, and in the income tax rate, which was impacted by recognition of a $190,000 tax benefit resulting from a reduction in the Company's valuation reserve, which was booked in the first quarter of 2000.

Return on equity for the first six months of 2000 was 15.99%, versus 18.13% for the same time frame in 1999. The first six months of 2000 return on assets was
 .98% versus 1.00% for the time frame in 1999.

Net Interest and Dividend Income
--------------------------------

Net interest income for the first six months of 2000 was $4.4 million, versus $4.2 million for the same time frame in 1999. The net interest margin percentage was 3.20% versus 3.16% for the same time frame the previous year.

The net interest income was positively impacted by growth of the balance sheet from $269.8 million at June 30, 1999 to $294.6 million at June 30, 2000.

Non-interest Income
-------------------

Non-interest income for the first six months of 2000 was $906,000 versus $1.6 million in the first half of 1999. Non-interest income declined as a result of lower mortgage banking revenues. Mortgage banking revenues are generated from the sale of fixed rate loans in the secondary market. Due to the current interest rate environment, the Company is originating primarily adjustable rate loans for portfolio versus fixed rate loans which are sold in the secondary market. Total mortgage banking revenues for the first six months of 2000 were $94,000 versus $762,000 for the same time frame in 1999.

Retail banking fees totaled $799,000 for the first six months of 2000 versus $723,000 for the same time frame in 1999, an increase of $76,000 or 10.5%. Retail banking fees have increased as a result of the Company's emphasis on generating checking accounts in its retail branch network which contributes significantly to fee income.

Non-interest Expense
--------------------

Total non-interest expense was $3.4 million for the first six months of 2000 versus $3.7 million for the same time frame in 1999. The 1999 expenses were impacted by a $380,000 charge to form the holding company, and its Residential Real Estate Investment Trust. Non-interest expenses line items which increased in 2000 over 1999 were salaries


                                    Page - 14 -
and benefits, an increase of $87,000 or 5.6%, and data processing expenses which increased by $85,000 or 23.7%. These cost increases are a result of the Company's successful efforts to generate checking accounts for which the branch staff is incented, and corresponding costs to support these new accounts.

Income Tax Expense
------------------

The first six months of 2000 effective tax rate was 24.7% versus 30% for the same time frame in 1999. The tax rate in 2000 was impacted by the Company's realization of a $190,000 tax benefit resulting from a reduction in its valuation reserve. Excluding the one-time credit, the tax rate in 2000 is expected to be 35% versus 28.7% in 1999, which was impacted by one-time tax benefits.

                                    Page - 15 -

ITEM 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

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

The following reflects the Company's NII sensitivity analysis as of the time frames analyzed:


Rate Change                   Estimated NII Sensitivity Over Twelve Months
-----------                   --------------------------------------------
                                June 30, 2000             June 30, 1999
                                -------------             -------------

+200bp                            -2.29%                       -6.08%
-200bp                            -2.18%                       +5.03%


                                    Page - 16 -

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

                                    Page - 17 -

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
--------------------------------
None

Item 2.        Changes in Securities and use of Proceeds
--------------------------------------------------------
None

Item 3.        Defaults Upon Senior Securities
----------------------------------------------
None

Item 4.        Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------
None

Item 5.        Other Information
--------------------------------
None

Item 6.        Exhibits and Reports on Form 8-K
-----------------------------------------------
a.      Exhibits

b.      Reports on Form 8-K
        None

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



                                    Page - 18 -

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



                                    Page - 19 -

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

          10.17* 1996 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

          10.18* 1998 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

          10.19* Deferred Compensation Plan for Directors incorporated by reference to the Company's Form S-8 filed on July 22, 1999.

          10.20 Contract dated April 6, 2000 with U.S. Bancorp for ATM processing services incorporated by reference to the Company's March 31, 2000 Form 10-Q.

          10.21*Severance Agreement dated August 8, 2000 between Ipswich Savings Bank and Mark E. Foley.

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

IPSWICH BANCSHARES, INC.

By:     /s/ David L. Grey                                 Date:  August 9, 2000
        David L. Grey
        President and Chief Executive Officer


By:     /s/ Francis Kenney                                Date:  August 9, 2000
        Francis Kenney
        Treasurer
        (Principal Financial Officer and Principal Accounting Officer)


                                    Page - 20 -