Form 10-Q
period 2000-09-30
IPSWICH BANCSHARES INC
filed 2000-11-14
CIK 1089857

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  FORM 10Q - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

{X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000.

{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                       Commission File Number: (0-26663)

                            IPSWICH BANCSHARES, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                  04-3459169
--------------------------------------------------------------------------------
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                             Identification No.)


23 Market Street, Ipswich, Massachusetts                         01938
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes___ No ___

The number of shares outstanding of the Registrant's common stock as of November 8, 2000 was 2,137,352.

                        IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                              Consolidated Balance Sheets
                     (Dollars in thousands, except per share data)


                                                                                September 30,                   December 31,
                                                                                   2000                            1999
                                                                           ---------------------          ----------------------
                                                                               ((unaudited)                     (unaudited)

                                         Assets

Cash and due from banks                                                                  $8,547                          $6,552
Interest-bearing deposits and federal funds sold                                              0                           1,707
Investment and mortgage-backed securities available for sale                             39,669                          39,502
Investment and mortgage-backed securities held to maturity                               27,325                          28,069
Loans held for sale                                                                       2,358                               0

Loans:
     Residential fixed rate                                                              70,554                          77,490
     Residential adjustable rate                                                         98,837                          86,519
     Home equity                                                                         28,296                          23,385
     Commercial                                                                           5,461                           4,873
     Consumer                                                                             1,057                           1,060
                                                                           ---------------------          ----------------------
          Total gross loans                                                             204,205                         193,327

Allowance for possible loan losses                                                       -1,823                          -1,798
                                                                           ---------------------          ----------------------

      Net loans                                                                         202,382                         191,529

Stock in FHLB of Boston                                                                   3,000                           3,977
Savings Bank Life Insurance Company stock                                                   253                             253
Banking premises and equipment, net                                                       3,046                           3,168
Other real estate owned                                                                       0                             111
Accrued interest receivable                                                               1,615                           1,248
Other assets                                                                                356                             182
                                                                           ---------------------          ----------------------

      Total assets                                                                     $288,551                        $276,298
                                                                           =====================          ======================


                          Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
     Non-interest-bearing checking accounts                                             $20,464                         $15,209
     Interest-bearing checking accounts                                                  31,711                          27,481
     Savings accounts                                                                    36,989                          37,704
     Money market accounts                                                               62,563                          62,859
     Certificates of deposit                                                             73,549                          66,829
                                                                           ---------------------          ----------------------
          Total deposits                                                                225,276                         210,082


  Borrowed funds                                                                         42,584                          45,000
  Mortgagors' escrow accounts                                                               972                             993
  Deferred income tax liability, accrued expenses and other liabilities                   3,433                           3,248
                                                                           ---------------------          ----------------------

      Total liabilities                                                                 272,265                         259,323


Equity capital                                                                           18,278                          16,965
Treasury stock   (262,400 shares)                                                        -2,295                               0
Unrealized gain on investment securities available for sale                                 303                              10
                                                                           ---------------------          ----------------------
      Total stockholders' equity                                                         16,286                          16,975
                                                                           ---------------------          ----------------------

      Total liabilities and stockholders' equity                                       $288,551                        $276,298
                                                                           =====================          ======================

Shares outstanding                                                                    2,263,027                       2,525,427

Selected data (end of period):

---------------------------------------------------------

  Equity to assets  (in %)                                                                 5.64                            6.14
  Total equity to risk-weighted assets  (in %)                                            12.67                           14.38
  Total non-performing assets, net                                                          $27                            $142
  Book value per share                                                                    $7.20                           $6.72

                                    Page -2-

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)



                                                                     Three Months Ended                  Nine Months Ended
                                                                       September 30,                       September 30,
                                                                2000                1999               2000               1999
                                                          ----------------     --------------     --------------    --------------
                                                             (unaudited)         (unaudited)        (unaudited)       (unaudited)

Interest and dividend income:
   Loans                                                           $3,854             $3,586            $10,993           $10,815
   Investment securities available for sale                           719                539              2,089             1,612
   Investment securities held to maturity                             467                344              1,410               803
   Federal funds and interest bearing deposits                         74                 65                266               137
                                                          ----------------     --------------     --------------    --------------

      Total interest and dividend income                            5,114              4,534             14,758            13,367

Interest expense:
   Deposits                                                         2,076              1,623              5,876             4,844
   Borrowed funds                                                     790                633              2,230             2,081
                                                          ----------------     --------------     --------------    --------------

      Total interest expense                                        2,866              2,256              8,106             6,925
                                                          ----------------     --------------     --------------    --------------

      Net interest and dividend income                              2,248              2,278              6,652             6,442

Provision for possible loan losses                                     15                 10                 45               100
                                                          ----------------     --------------     --------------    --------------

      Net interest and dividend income after
        provision for possible loan losses                          2,233              2,268              6,607             6,342

Non-interest income:
   Mortgage banking revenues, net                                     -78                436                 14             1,195
   Retail banking fees                                                449                380              1,250             1,106
   Net gain/(loss) on sales of securities                               0                  0                  2                65
   Other                                                               -1                  4                 10                11
                                                          ----------------     --------------     --------------    --------------

      Total non-interest income                                       370                820              1,276             2,377
                                                          ----------------     --------------     --------------    --------------

      Net interest, dividend and non-interest income                2,603              3,088              7,883             8,719

Non-interest expenses:
   Salaries and employee benefits                                     834                834              2,483             2,396
   Occupancy and equipment expenses                                   229                226                681               676
   Data processing services                                           211                205                655               564
   Marketing expense                                                  103                102                407               368
   Professional fees                                                   82                 71                260               611
   Office expense                                                      92                100                276               294
   Other                                                              103                 80                323               409
                                                          ----------------     --------------     --------------    --------------

      Total non-interest expenses                                   1,654              1,618              5,085             5,318
                                                          ----------------     --------------     --------------    --------------
Income before income taxes                                            949              1,470              2,798             3,401

Income tax expense                                                    332                442                789             1,021
                                                          ----------------     --------------     --------------    --------------

      Net income                                                     $617             $1,028             $2,009            $2,380
                                                          ================     ==============     ==============    ==============

Basic earnings per share                                            $0.26              $0.41              $0.82             $0.97
Diluted earnings per share                                          $0.26              $0.40              $0.81             $0.94

Dividends per share                                                 $0.10              $0.05              $0.30             $0.15

Weighted average common shares outstanding (basic)              2,369,795          2,525,227          2,454,597         2,460,572
Weighted average common shares outstanding (diluted)            2,395,805          2,550,388          2,478,903         2,539,217

Selected performance data:
---------------------------------------------------
  (Expense ratios exclude one time charges)
   Return on average equity  (in %)                                 14.58              25.74              15.53             20.78
   Return on average assets  (in %)                                  0.85               1.52               0.94              1.18
   Net interest margin  (in %)                                       3.18               3.51               3.20              3.27
   Expenses to average assets  (in %)                                2.26               2.40               2.38              2.44
   Efficiency ratio  (in %)                                         60.09              53.35              63.33             56.84
   Mortgage and equity loan production                            $20,145            $23,076            $50,711           $96,189

                                    Page -3-

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity
                 Nine Months Ended September 30, 2000 and 1999
                  (Dollars in thousands, except for share data)
                                   (unaudited)

                                                                                                      Accumulated
                                                                    Additional                           other          Total
                                               Shares      Common    paid-in    Retained   Treasury  comprehensive  stockholders'
                                            outstanding    stock     capital    earnings    stock       income         equity
                                            ------------  -------   --------    --------   --------    ---------    -----------
Balance at December 31, 1998                 2,392,286     $ 239     $ 2,009    $ 11,790    $     0      $  185      $14,223

Stock options exercised                        133,141        14         226                                             240
Issuance of stock rights                                                  19                                              19
Cash dividends ($.15 per share)                                                     -372                                -372
Comprehensive income:
                                                                                   2,380                               2,380
  Net income Other comprehensive income:

    Unrealized holding gains on                                                                                         -129
      securities, net of taxes of $86
    Reclassification adjustment
      for amounts included in net                                                                                         78
      income, net of taxes of $52                                                                                   ---------

                                                                                                            -51          -51
  Other comprehensive income                                                                                        ---------

Total comprehensive income                                                                                             2,329

                                             ----------   -------  ----------   ---------   --------     -------    ---------

Balance at September 30, 1999                2,525,427       253       2,254      13,798          0         134       16,439

Issuance of stock rights                                                   8                                               8
Cash dividends ($.10 per share)                                                     -257                                -257
Comprehensive income:
  Net income Other comprehensive income:                                             909                                 909

    Unrealized holding gains on
      securities, net of taxes of $64                                                                                    -94
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of ($19)                                                                                      -30
                                                                                                                    ---------

  Other comprehensive income                                                                               -124         -124
                                                                                                                    ---------
Total comprehensive income
                                                                                                                         785
                                             ----------   -------  ----------   ---------   --------     -------    ---------

Balance at December 31, 1999                 2,525,427       253       2,262      14,450          0          10       16,975

Issuance of stock rights                                                  27                                              27
Purchase of treasury stock                    -262,400                                       -2,295                   -2,295
Cash dividends ($.30 per share)                                                     -723                                -723
Comprehensive income:

  Net income Other comprehensive income:                                           2,009                               2,009

    Unrealized holding gains on
      securities, net of taxes of $178                                                                                   267
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $10                                                                                         26
                                                                                                                    ---------

  Other comprehensive income                                                                                293          293
                                                                                                                    ---------
Total comprehensive income
                                                                                                                       2,302
                                             ----------   -------  ----------   ---------   --------     -------    ---------

Balance at September 30, 2000                2,263,027     $ 253    $  2,289    $ 15,736    $-2,295      $  303      $16,286
                                             ==========   =======  ==========   =========   ========     =======    =========


                                    Page -4-

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                             (Dollars in thousands)
                                   (unaudited)


                                                                                             2000                    1999
                                                                                      -------------------      ------------------

Net cash flows from operating activities:
  Net income                                                                                      $2,009                  $2,380

  Adjustments to reconcile net income to net cash provided (used) by operating activities:

       Provision for possible loan losses                                                             45                     100
       Depreciation expense                                                                          259                     252
       Amortization of premiums on investment securities, net                                         41                     129
       (Gain) Loss on sale of loans, net                                                              78                    -977
       Loss on sale of real estate acquired by foreclosure                                             1                       0
       (Gain) on sale of investment securities available for sale, net                                -2                     -65
       Origination of loans held for sale                                                        -16,014                 -72,592
       Proceeds from sale of loans                                                                 3,459                  11,544
       Proceeds from sale of securitized loans                                                     9,544                  76,954
       (Increase) in loan origination fees                                                          -275                    -170
       (Decrease) in loan discounts                                                                   -4                      -2
       (Increase) in deferred premium on loans sold and mortgage servicing rights                    -97                  -1,097
       (Increase) in accrued interest receivable                                                    -367                    -248
       (Increase)decrease in other assets, net                                                       -77                      33
       Increase (decrease) in accrued expenses and other liabilities                                  -5                     489
                                                                                      -------------------      ------------------

  Net cash provided (used) by operating activities                                                -1,405                  16,730

Net cash flows from investing activities:

  Purchase of investment securities available for sale                                           -13,329                 -13,380
  Principal paydowns on mortgage-backed investment securities available for sale                   7,197                  10,674
  Proceeds from the sale of investment securities available for sale                               6,985                   4,860
  Purchase of investment securities held to maturity                                                   0                 -13,926
  Principal paydowns on mortgage-backed investment securities held to maturity                       743                     736
  Principal from the call of investment securities held to maturity                                    0                   2,000
  Redemption (purchase) of stock in FHLB of Boston                                                   977                  -1,072
  Net (increase) in loans                                                                        -10,619                  -2,047
  Proceeds from sale of real estate acquired by foreclosure                                          110                       0
  Purchases of equipment, net                                                                       -137                    -155
                                                                                      -------------------      ------------------
  Net cash (used) by investing activities                                                         -8,073                 -12,310

Cash flows from financing activities:

  Net proceeds from the issuance of common stock                                                      27                     259
  Purchase of treasury stock                                                                      -2,295                       0
  Cash dividends                                                                                    -723                    -372
  Net increase in deposits                                                                        15,194                   3,266
  Proceeds from Federal Home Loan Bank advances                                                   53,454                  69,500
  Repayment of Federal Home Loan Bank advances                                                   -55,870                 -74,500
  (Decrease) increase in mortgagors' escrow accounts                                                 -21                       4
                                                                                      -------------------      ------------------

  Net cash (used) provided by financing activities                                                 9,766                  -1,843
                                                                                      -------------------      ------------------

Net increase in cash and cash equivalents                                                            288                   2,577

Cash and cash equivalents at beginning of period                                                   8,259                  12,095
                                                                                      -------------------      ------------------

Cash and cash equivalents at end of period                                                        $8,547                 $14,672
                                                                                      ===================      ==================

Supplemental disclosure of cash flow information:
  Cash paid for:
       Interest on deposit accounts                                                               $5,876                  $4,844
       Interest on borrowed funds                                                                  2,230                   2,081
       Income tax expense, net                                                                       789                   1,021
Supplemental schedule of non-cash investing and financing activities:
  Net change required by Statement of Financial Accounting Standards No. 115:
       Investment securities                                                                         483                     -91
       Deferred income tax liability                                                                -190                      40
       Net unrealized gain (loss) on investment securities available for sale                        293                     -51
Conversion of residential real estate
  loans to mortgage-backed securities                                                              5,008                  67,100
Transfer of securitized mortgage loans to
    mortgage-backed securities available for sale                                                    575                   8,996


                                    Page -5-

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           September 30, 2000 and 1999

Basis of Presentation

The consolidated financial statements include the accounts of Ipswich Bancshares, Inc. and its wholly owned subsidiary, Ipswich Savings Bank (the
Bank) and the Bank's subsidiaries, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation and North Shore Financial Services, Inc. (collectively herein referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Ipswich Preferred Capital Corporation (IPCC) was formed in 1999 as a Massachusetts business corporation which elected to be taxed as a real estate investment trust for Federal and Massachusetts tax purposes. IPCC is 99% owned by Ipswich Savings Bank. IPCC holds mortgage loans which were previously originated by the Company. Ipswich Securities Corporation was formed to exclusively transact in securities on its own behalf as a wholly-owned subsidiary of the Bank. North Shore Financial Services, Inc. was incorporated for the purpose of holding direct investments in real estate and foreclosed real estate.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

                                    Page -6-

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

                                            Nine Months Ended September 30,

         2000                       Income           Shares            Per-Share
                                    (Numerator)      (Denominator)     Amount
                                    --------------------------------------------
Basic EPS                             $2,009           2,455            $0.82
Effect of stock options                 --                24             (.01)
                                    --------------------------------------------
Diluted EPS                           $2,009           2,479            $0.81
                                    ============================================

         1999

Basic EPS                             $2,380           2,461            $0.97
Effect of stock options                 --                78             (.03)
                                    --------------------------------------------
Diluted EPS                           $2,380           2,539            $0.94
                                    ============================================


                                            Three Months Ended September 30,

         2000                       Income           Shares            Per-Share
                                    (Numerator)      (Denominator)     Amount
                                    --------------------------------------------
Basic EPS                             $617             2,370            $0.26
Effect of stock options                 --                26              --
                                    --------------------------------------------
Diluted EPS                           $617             2,396            $0.26
                                    ============================================


         1999

Basic EPS                             $1,028           2,525            $0.41
Effect of stock options                 --                25             (.01)
                                    --------------------------------------------
Diluted EPS                           $1,028           2,550            $0.40
                                    ============================================


Other Comprehensive Income

Accumulated   other   comprehensive   income   consists   solely  of  unrealized
appreciation on investment securities available for sale, net of taxes.

                                    Page -7-

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

The Company's operating results for the three and nine months ended September 30, 2000 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Savings Bank, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation and North Shore Financial Services. The Company is in the business of making residential mortgage loans, while attracting deposits from the general public to fund those loans. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates Automatic Teller Machines at its Main Office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal

                                    Page -8-

Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).

ASSET / LIABILITY MANAGEMENT

The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and mortgage backed securities are shown as if the entire balance comes due on the repricing date. Estimates of fixed rate loan amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a result of this analysis, the static GAP position in the 0 to 12 months range is a negative $13.1 million at September 30, 2000.

Interest rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which may affect the sensitivity of assets and liabilities, and consequently can not be used alone to predict the operating results of a financial institution in a changing environment.

LIQUIDITY

The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit outflows, to fund its share repurchase program and to meet operating expenses. The primary sources of liquidity are interest and principal amortization from loans, mortgage backed securities and investments, the sales and maturities of investments, loan sales, deposits, and Federal Home Loan Bank of Boston (the FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowed facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $42.6 million at September 30, 2000.

During 2000 the primary sources of liquidity were $13.0 million in loan sales, principal amortization from mortgage backed securities of $7.9 million, payoffs and principal amortization is the loan portfolio of $11.9 million and the sale of investment securities of $7.0 million. The primary uses of funds were $38.1 million in residential first mortgage loan originations and $13.3 million in investment purchases.

CAPITAL RESOURCES

Total stockholders' equity at September 30, 2000 was $16.3 million, a decrease of $689,000 from $17.0 million at the end of 1999. Included in stockholders' equity at September 30, 2000 is an unrealized gain on marketable securities available for sale, net of taxes, of $303,000, an increase of $293,000 as compared to $10,000 at December 31, 1999. Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity.

                                    Page -9-

The Company completed a stock repurchase plan of 10% of the outstanding shares announced March 2000. Through September 30, 2000, the Company had repurchased 262,400 or 10% of the outstanding shares at an average price of $8.75 totaling $2.3 million, which is reflected as a decrease to equity. Subsequently, the Company announced a second 10% stock repurchase plan on October 19, 2000.

The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% to be classified as "well-capitalized"). At September 30, 2000 Tier 1 leverage capital ratio for the Company was 5.48% compared to 6.33% at December 31, 1999 and 5.49% and 6.29% for the Bank on September 30, 2000 and December 31, 1999, respectively.

The Federal Reserve and the FDIC have also imposed risk-based capital requirements on the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At September 30, 2000, the Company's total and Tier 1 risk-based capital ratios were 12.66% and 11.41% (compared to 14.38% and 13.13% at December 31, 1999). At September 30, 2000, the Bank's total and Tier 1 risk based capital ratios were 12.61% and 11.42% (compared to 14.29% and 13.04% at December 31, 1999).

As of September 30, 2000, the Bank was considered "well-capitalized" under applicable regulatory capital guidelines.

FINANCIAL CONDITION

The Company's total assets at September 30, 2000 were $288.6 million, an increase of $12.3 million from December 31, 1999 assets of $276.3 million. The increase was largely due to the addition of $10.9 million in total loans, $2.4 million in mortgages held for sale, and $12.4 million in adjustable rate mortgaged backed securities. Funding the increase in assets for the first nine months of 2000 was deposit growth of $15.2 million, primarily in checking accounts and certificates of deposit. Conversely, borrowed funds decrease by $2.4 million in 2000 from year-end 1999.

Federal Funds Sold

Interest-bearing deposits and federal funds sold at September 30, 2000 was zero, versus $1.7 million at December 31, 1999. The decrease in fed funds sold was primarily due to the payoff of borrowings that matured in the first nine months of 2000.

Investment and Mortgage-Backed Securities

Total investments and mortgage backed securities available for sale at September 30, 2000 was $39.7 million, an increase of $167,000 in 2000. The increase was primarily the result of the purchase of $12.4 million in adjustable rate mortgage-backed securities, and $920,000 of equity securities and the securitization from the loan portfolio of $575,000 of fixed rate mortgages, offset by $7.0 million in sales and $7.2 million in principal amortization.

The unrealized gain on the portfolio of available for sale securities, was $510,000 at September 30, 2000. The increase in value is principally in the portfolio of adjustable rate mortgage-backed securities, which in a rising rate environment, will increase in yield as the underlying loans reprice. The repricing aspect of these securities helps to sustain the market values.

                                    Page -10-

Total investments and mortgage-backed securities held to maturity were $27.3 million at September 30, 2000, versus $28.1 million at December 31, 1999. The decline is due to principal amortization on the portfolio of mortgage-backed securities of $743,000.

Loans and Loans Held for Sale

Loans held for sale increased to $2.4 million at September 30, 2000, versus $0 at year-end 1999. The Company's portfolio of mortgages held for sale increased due to the recent origination of fixed rate loans.

The loan portfolio at September 30, 2000 was $204.2 million, an increase of $10.9 million in comparison to the portfolio at December 31, 1999 of $193.3 million. The increase was principally in adjustable rate mortgages, which are written for portfolio versus sale in the secondary market. The Company will continue to place adjustable rate mortgages in its portfolio as a result of the more favorable interest rate risk profile for these loans in comparison to fixed rate loans. Current originations of fixed rate loans are sold in the secondary market.

CREDIT QUALITY

Non-Performing Loans

Loans placed on non-performing status at September 30, 2000 was $27,000, substantially unchanged since year-end. Accrual of interest on loans is discontinued either when a reasonable doubt exists, as to the full timely collection of principal and interest, or when a loan comes contractually past due by ninety (90) days or more, unless the loan is adequately secured and in the process of collection.

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

Real Estate Acquired by Foreclosure

Real estate acquired by foreclosure totaled $0 at September 30, 2000, a decrease of $111,000 since year-end 1999. The decrease is due to the sale of OREO during the first half of the year. The Company owns two parcels of land which have previously been written down to $1 each. Real estate acquired by foreclosure is reflected at the lower of the net carrying value, or fair value, of the property, less estimated costs of disposition.

Allowance for Loan Loss

The allowance for loan loss at September 30, 2000 was $1.8 million, unchanged since year-end 1999. The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off. In evaluating current information and events regarding borrowers ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future

                                    Page -11-
cash flows discounted at the loan's effective interest rate or the fair value of collateral, if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for possible loan losses is adequate as of September 30, 2000. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

Liabilities

Deposits increased by $15.2 million in the nine months of 2000, to end September 30, 2000 at $225.3 million. Deposits totaled $210.1 million at December 31, 1999. The increase in deposits resulted from the Company's ongoing checking account program which generated an increase of $9.5 million in checking accounts balances in 2000. In addition, certificates of deposit increased by $6.7 million as rising rates made CDs a more attractive investment vehicle for depositors.

Federal Home Loan Bank of Boston advances decreased by $2.4 million in 2000 to $42.6 million at September 30, 2000. Borrowed funds are typically used to manage the liquidity of the Company and the utilization of borrowings is dependent on cash flows from other assets and liabilities. The Company extended a substantial portion of its borrowings in the first six months of 2000 to hedge its risk against rising interest rates. The weighted average maturity of its borrowings is approximately 1.5 years at September 30, 2000.

Equity Capital

Equity capital decreased by $689,000 to $16.3 million at September 30, 2000. Equity was principally impacted by earnings for the first nine months of the year of $2.0 million and an increase in the unrealized gain or loss on investment securities of $293,000, net of taxes. Offsetting these increases were payments of cash dividends to shareholders which totaled $723,000 in 2000. Additionally, the Company repurchased 262,400 shares or 10% of its outstanding shares in executing its previously announced 10% share repurchase plan. The average price per share was $8.75 totaling $2.3 million. The cost of the shares as reflected in the equity capital section of the balance sheet as "Treasury Stock". Subsequent to quarter end, on October 19, 2000, the Company announced a second 10% share repurchase program.

                                    Page -12-

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
             COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

General

The Company reported net income of $617,000 or $.26 per fully diluted share for the third quarter of 2000. This compares with $1.0 million or $.40 per fully diluted share for the third quarter of 1999. The third quarter 2000 earnings were impacted by a pre-tax charge of $153,000 resulting from a restructuring of a portion of the loan portfolio consisting of the sale of $6.0 million of below market loans in the secondary market and the reinvestment of those funds in higher rate loans with less interest rate risk.

Return on equity for the third quarter of 2000 was 14.58%, versus 25.74% for the same quarter of 1999. The third quarter of 2000 return on assets was .85% versus 1.52% for the same quarter in 1999.

Net Interest and Dividend Income

Net interest income for the third quarter of 2000 was $2.2 million, versus $2.3 million for the same time frame in 1999. The net interest margin percentage was 3.18% for the third quarter of 2000 versus 3.51% for the same quarter the previous year.

As a result of the Company's interest rate risk position, net interest margins have experienced compression during the current quarter. This compression resulted from the rates on borrowings and deposits increasing at a faster rate than those on loans and investment.

Non-interest Income

Non-interest income for the third quarter of 2000 was $370,000 versus $820,000 in the third quarter of 1999. Non-interest income was substantially lower in 2000, as a result of lower mortgage banking revenues and a pre-tax charge of $153,000 taken from a partial restructuring of the loan portfolio. Mortgage banking revenues are principally generated from the sale of fixed rate loans in the secondary market. As a result of the current interest rate environment, the Company is originating primarily adjustable rate mortgages for portfolio versus fixed rate loans to sell in the secondary market. The resulting impact is that mortgage banking revenues for the third quarter of 2000 was ($78,000) versus $436,000 for the third quarter of 1999 when the Company sold a significant amount of mortgages in the secondary market.

Retail banking fees for the third quarter of 2000 was $449,000 versus $380,000 for the same quarter in 1999. This 18.2% increase is principally the result of the Company's successful efforts to acquire checking account customers in its market place, which generates fee income.

Non-interest Expense

Total non-interest expenses were $1.7 million for the third quarter of 2000 versus $1.6 million for the same time frame in 1999. Expenses which exhibited increases included data processing costs which increased $6,000, or 2.9% in the current quarter versus the same quarter in 1999 and professional fees which increased by $11,000 or 15.5% in the current quarter versus the previous.

Income Tax Expense

The second quarter of 2000 effective tax rate was 35% versus 30% for the third quarter of 1999. A tax rate of 35% in 2000 is expected to continue through the remainder of the year.

                                    Page -13-

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

General

The Company reported net income of $2.0 million or $.81 per fully diluted share for the first nine months of 2000. This compares with $2.4 million or $.94 per fully diluted share for the first nine months of 1999.

Return on equity for the first nine months of 2000 was 15.53%, versus 20.78% for the same time frame in 1999. The first nine months of 2000 return on assets was
 .94% versus 1.18% for the time frame in 1999.

Net Interest and Dividend Income

Net interest income for the first nine months of 2000 was $6.7 million, versus $6.4 million for the same time frame in 1999. The net interest margin percentage was 3.20% versus 3.27% for the same time frame the previous year.

The net interest income was positively impacted by growth of the balance sheet from $272.3 million at September 30, 1999 to $288.6 million at September 30, 2000.

Non-interest Income

Non-interest income for the first nine months of 2000 was $1.3 million versus $2.4 million in the first nine months of 1999. Non-interest income declined as a result of lower mortgage banking revenues and a pre-tax charge of $153,000 resulting from the partial restructuring of the loan portfolio. Mortgage banking revenues are generated from the sale of fixed rate loans in the secondary market. Due to the current interest rate environment, the Company is originating primarily adjustable rate loans for portfolio versus fixed rate loans which are sold in the secondary market. Total mortgage banking revenues for the first nine months of 2000 were $14,000 versus $1.2 million for the same time frame in 1999.

Retail banking fees totaled $1.3 million for the first nine months of 2000 versus $1.1 million for the same time frame in 1999, an increase of $144,000 or 13%. Retail banking fees have increased as a result of the Company's emphasis on generating checking accounts in its retail branch network which contributes significantly to fee income.

Non-interest Expense

Total non-interest expense was $5.1 million for the first nine months of 2000 versus $5.3 million for the same time frame in 1999. The 1999 expenses were impacted by a $380,000 charge to form the holding company, and its Residential Real Estate Investment Trust. Non-interest expenses line items which increased in 2000 over 1999 were salaries and benefits, an increase of $87,000 or 3.6%, and data processing expenses which increased by $91,000 or 16.1%. These cost increases are a result of the Company's successful efforts to generate checking accounts for which the branch staff is incented, and corresponding data processing costs to support these new accounts.

Income Tax Expense

The first nine months of 2000 effective tax rate was 28.2% versus 30% for the same time frame in 1999. The tax rate in 2000 was impacted by the Company's realization of a $190,000 tax benefit resulting from a reduction in its valuation reserve. Excluding the one-time credit, the tax rate in 2000 is expected to be 35% versus 28.7% in 1999, which was impacted by one-time tax benefits.

                                    Page -14-

ITEM 3

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

The Company seeks to reduce the volatility of its net interest income by managing the relationship of interest-rate sensitive assets to interest-rate sensitive liabilities. In recent years, the focus has been to originate adjustable-rate residential loans for portfolio, which reprice more quickly than fixed-rate residential loans. The Company's adjustable-rate loans are primarily tied to published indices, such as the one-year Constant Maturity Treasury
(CMT).

The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a rise or fall in interest rates (rate shock) over twelve and twenty-four month periods. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The assumptions are based on nationally published prepayment speeds on assets and liabilities when interest rates increase or decrease by 200 basis points or greater. The model factors in projections for anticipated activity levels by product lines offered by the Company. The simulation model also takes into account the Company's increased ability to control the rates on deposit products more so than adjustable-rate loans tied to published indices.

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

The following reflects the Company's NII sensitivity analysis over a twelve month period:

Rate Change               Estimated NII Sensitivity Over Twelve Months
                      September 30, 2000                 September 30, 1999
+200bp                      -5.05%                              -4.67%
-200bp                      -3.88%                              +5.08%

The preceding sensitivity analysis does not represent the Company's forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and

                                    Page -15-
liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

                                    Page -16-

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

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

         10.1     Lease dated April 25, 1994 for premises located at 451 Andover
                  Street,  North  Andover,   Massachusetts  is  incorporated  by
                  reference herein from the Company's June 30, 1999 Form 10-Q.

         10.2 Lease dated March 4, 1996 for premises located at 588 Cabot Street, Beverly, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.3 Lease dated July 27, 1997 for premises located at 600 Loring Avenue, Salem, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

                                    Page -17-

         10.4 Lease dated February 27, 1998 for premises located at 89 Pleasant Street, Marblehead, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.5 Lease dated June 12, 1998 for premises located at 470 Main Street, Reading, Massachusetts is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.6* Incentive Compensation Plan for Senior Management and certain other officers dated September 15, 1995 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.7* Director Recognition and Retirement Plan adopted as of May 18, 1999 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.8* Merger and Severance Benefits Program dated February 18, 1998 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.9* Amended and Restated Employment and Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and David L. Grey is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.10* Amended and Restated Employment and Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and Francis Kenney is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.11* Amended and Restated Severance Agreement dated May 18, 1999 between Ipswich Savings Bank and Thomas R. Girard is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.12* Employment Agreement dated June 18, 1998 between Ipswich Savings Bank and Richard P. Duffett is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.13(a)*Amended and Restated Split Dollar Agreement dated May 18, 1999 among Ipswich Savings Bank, Eastern Bank and David L. Grey is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.13(b)*Amended and Restated Ipswich Irrevocable Insurance Trust dated as of May 18, 1999 by and between Ipswich Savings Bank and Eastern Bank is incorporated by reference herein from the Company's June 30, 1999 Form10-Q.

         10.14 Contract with Bank's data processor dated February 14, 1997 is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

         10.15*   1992   Incentive   and   Non-qualified   Stock   Option   Plan
                  incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form S-8 filed on July 22, 1999.

                                    Page -18-

         10.16* 1996 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

         10.17* 1998 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

         10.18* Deferred Compensation Plan for Directors incorporated by reference to the Company's Form S-8 filed on July 22, 1999.

         10.19 Contract dated April 6, 2000 with U.S. Bancorp for ATM processing services incorporated by reference to the Company's March 31, 2000 Form 10-Q.

         10.20* Severance Agreement dated August 8, 2000 between Ipswich Savings Bank and Mark E. Foley is incorporated by reference herein from the Company's June 30, 2000 Form 10-Q.

         10.21 Lease dated September 15, 2000 for premises located at Routes 133 and 1, Rowley, Massachusetts.

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

IPSWICH BANCSHARES, INC.

By:      /s/ David L. Grey                           Date:  November 13, 2000
         ----------------------------
         David L. Grey
         President and Chief Executive Officer


By:      /s/ Francis Kenney                          Date: November 13, 2000
         -----------------------
         Francis Kenney
         Treasurer
         (Principal Financial Officer and Principal Accounting Officer)

                                   Page -19-