Form 10-K
period 2000-12-31
IPSWICH BANCSHARES INC
filed 2001-03-29
CIK 1089857

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    FORM 10K - ANNUAL REPORT UNDER SECTION 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from                                 to

                        Commission file number (0-26663)

                            IPSWICH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            Massachusetts                              04-3459169
  (State or other jurisdiction of
   incorporation or organization)         (I.R.S. Employer Identification No.)

  23 Market Street Ipswich, Massachusetts                    01938
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 5, 2001, was $16,526,706. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

The number of shares outstanding of the Company's common stock, as of March 5, 2001, was 2,038,902.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information called for by Part III (Items 10, 11, 12 and 13) of this Form is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to the Annual Meeting of Stockholders of the Company to be held on April 25, 2001.

FORWARD-LOOKING STATEMENTS

This Financial Release contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Ipswich Bancshares, Inc. believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from those projected in the forward-looking statements. Certain factors that might cause such difference include, but are not limited to, the factors set forth in the Corporation's filings with the Securities and Exchange Commission, which include, among other factors, changes in general economic conditions, credit risk management, changes in interest rates, regulatory issues and changes in the assumptions used in making such forward-looking statements.

Certain factors that may cause such differences include, but are not limited to the following: interest rates may increase, unemployment in the Company's market area may increase, property values may decline, and general economic and market conditions in the Company's market area may decline, all of which could adversely affect the ability of borrowers to re-pay loans; general economic and market conditions in the Company's market area may decline, the value of real estate securing payment of loans may decline and the Company's ability to make profitable loans may be impacted; adverse legislation or regulatory requirements may be adopted; and competitive pressure among depository institutions may increase. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and write-downs and higher operating expenses. The Company disclaims any intent or obligation to update publicly any of the forward looking statements herein, whether in response to new information, future events or otherwise.

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

The Company's principal business is attracting deposits from the general public and using such deposits to fund its residential mortgage banking and commercial banking functions. The Company also performs residential mortgage loan servicing. The Bank is a member of the FDIC and deposits are insured by the Bank Insurance Fund to the fullest extent authorized by law (generally $100,000 per depositor). All deposits in excess of FDIC limits are insured by the Depositors Insurance Fund. At December 31, 2000, the Company had total assets of approximately $288 million, gross loans of $203 million, total deposits of $237 million, stockholders' equity of $15 million and a regulatory Tier 1 leverage capital ratio of 5.04%. Net income for 2000 was $2.7 million or $1.10 per fully diluted share. In 2000, the Company undertook a stock repurchase plan and repurchased 454,000 shares at a weighted average price of $8.93. Shares outstanding at December 31, 2000 were 2,071,552.

LENDING ACTIVITIES

General. At December 31, 2000, the Company's loan portfolio, including net deferred costs and unearned discounts, totaled $203.1 million, representing 70.6% of its total assets. The Company's loan portfolio increased by $9.8 million or 5.1% primarily from originations of home equity lines of credit.

The principal categories of loans in the Company's portfolio are residential real estate loans secured by 1-4 family residences; residential owner-occupied construction loans; home equity loans; commercial lines of credit; commercial real estate loans, which are primarily secured by multi-family residential, retail, office and industrial properties; and consumer loans. Substantially all of the mortgage loans in the Company's loan portfolio are secured by properties located in areas north and west of Boston, Massachusetts. See "Item 8 - Note 5 of Notes to Consolidated Financial Statements".

Residential Mortgage Loans. Residential mortgage loans totaled $162.7 million representing 80.5% of the loan portfolio at December 31, 2000 substantially unchanged from December 31, 1999. The Company originates both long term fixed-rate and adjustable-rate residential real estate loans, secured by 1-4 family residences, through its mortgage lending function. The Company's mortgage operations are designed to provide consistent and ongoing earnings. These loans are offered on both a fixed and adjustable-rate basis, depending largely on the level of interest rates and consumer demand. In 2000, the Company originated approximately $55.2 million in residential mortgage loans, consisting of $21.1 million of fixed and $34.1 million of adjustable-rate mortgage loans. The Company sold approximately $25.3 million in fixed-rate loans in the secondary market. The mortgage division underwrites and originates loans for its own portfolio as well as for sale in the secondary market to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and institutional secondary market investors.

The Company also originates "B" and "C" rated loans which may not be saleable in the secondary market due to the borrower's inability to meet certain underwriting criteria. The Company has established guidelines on the amount loaned to a single borrower and the percentage of the loan portfolio that these loans may comprise. The maximum loan-to-value is typically 80%. At December 31, 2000, the Company held $3.3 million of B and C rated loans.

Residential Owner-Occupied Construction Loans. Residential owner-occupied construction loans totaled $1.4 million or 0.7% of total loans at December 31, 2000. The Company makes construction loans to prospective owner-occupants of single family homes. These loans require interest-only payments until completion of construction or the disbursement of the maximum allowed under the terms of the loan, whichever occurs first, at which time the loan automatically converts to a permanent, fully-amortizing, adjustable-rate loan that has a fixed-rate conversion feature. The Company's standard underwriting guidelines are used to evaluate loans that are made for amounts not exceeding 90% of the lesser of the projected appraised value of the property upon completion of construction or the cost of construction (including the purchase price of the land). Private mortgage insurance is required for all loans that exceed 80% of the lower of cost or appraised value. The Company requires borrowers to submit plans and specifications for the home, along with an executed contract with a licensed contractor. Scheduled progress payments are made only after inspections and periodic title updates are completed.

Home Equity Loans. At December 31, 2000 home equity loans totaled $31.2 million or 15.4% of total loans. This was an increase of $7.8 million or 33.5% in 2000. A home equity loan may be made as a term loan or as a revolving line of credit and is typically secured by a second mortgage on the borrower's home. The Company will typically originate home equity loans in an amount up to 90% of the appraised value of the home, less any loans outstanding that are secured by the home. The Company originated $18.1 million in home equity loans in 2000, written at an introductory rate of 5.99% for the first six months, and repricing thereafter at the Prime Rate for the remaining term of the loan if the line is greater than $25,000 (Prime +1% for lines less than $25,000). These loans have a maximum life of twenty (20) years.

Commercial/Commercial Real Estate Loans. Commercial and commercial real estate loans totaled $5.7 million at December 31, 2000 or 2.8% of total loans. The Company offers commercial banking services to small businesses in its immediate market area. The Company has targeted small businesses with working capital needs and commercial real estate loans under $600,000 as potential customers. The Company has established underwriting criteria to limit its exposure to risk from one particular industry or borrower concentration. The current portfolio of commercial and commercial real estate loans are primarily secured by mixed-use commercial properties, multi-family residential properties, commercial and industrial buildings, land and several churches. The Company has a small portfolio of commercial lines of credit. These loans traditionally carry higher credit risk than residential loans. As a result, the Company assigns a higher allocation percentage of the allowance for loan losses to commercial real estate and industrial loans than to other types of loans in the portfolio.

Consumer Loans. Consumer loans were $1.3 million or 0.6% of the loan portfolio at December 31, 2000. The Company makes loans for personal or consumer purposes. The Company's consumer loans consist of passbook, credit card, installment and overdraft protection loans.

Loan and OREO Concentrations. There were no loans or OREO concentrations that exceeded 5% of capital, or $755,950, at December 31, 2000.

Origination and Sale of Loans. Applications for residential mortgage loans are obtained through loan originators employed by the Company who solicit residential mortgage loan applications. There were five loan originators employed by the Company at December 31, 2000. These representatives, who are compensated primarily by commission, provide origination services during banking and non-banking hours at the Company or applicant's location. Residential mortgage loan applications come from referrals from real estate brokers and builders, existing customers, walk-in customers, and advertising. Commercial loans are obtained through solicitation made by a commercial officer employed by the Bank. Consumer loan applications are primarily obtained from existing and walk-in customers who have been made aware of the Company's programs by advertising and other means. All mortgage loans must be approved by an Officer Credit Committee and exceptions to policy as well as commercial loans by the Executive Committee of the Board of Directors.

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

Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with late payments, prepayments or modifications and miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and types of loans made, size of servicing portfolio, amounts of prepayments in the servicing portfolio and other factors. The Company recognizes on its balance sheet the estimated value of the rights to service mortgages it originates and sells in the secondary market on a servicing retained basis. The asset created is amortized on a level yield method over the estimated life of the underlying loans under which the asset was created. On a quarterly basis, the Company estimates the fair value of the unamortized asset and adjusts the recorded amount to the lower of unamortized cost or fair value through a valuation allowance charged to loan servicing fee income. The Company can recover any allowance amount if the fair value increases in subsequent periods. The servicing rights recognized in 2000 and 1999 were $229,000 and $1.2 million, respectively. The Company's mortgage servicing rights at December 31, 2000 was $225,000 for which the Company determined no valuation allowance was necessary. The Company carried no mortgage servicing rights at December 31, 1999.

Loan Servicing. Typically, the Company originates loans for sale in the secondary market, for which it may retain the servicing. Under its loan servicing agreements, the Company generally continues to collect payments on loans, to make certain insurance and tax advances on behalf of borrowers, and to provide other services related to the loans. The principal balance of the loans serviced by the Company for secondary market investors amounted to $11.1 million, and $0 at December 31, 2000 and 1999, respectively.

The Company completed a sale of mortgage servicing rights in the fourth quarter of 1999. The Company sold the rights to service approximately $90 million in FNMA loans in 1999 as a method of managing the Company's exposure to future declines in interest rates. A gain of $63,000 was recognized as a result of the sales in 1999.

Net loan servicing (expense) income amounted to $(2,000), $21,000 and $(341,000), for 2000, 1999 and 1998, respectively. The Company realizes the value of the servicing as a component of the sales of mortgage loans. The Company experienced a decline in net loan servicing income in 2000 as a result of the sale in 1999 of its servicing rights. In 1998, the Company recognized a total charge of $337,000 against servicing income as a result of the decline in the value of its servicing rights. The decrease in the value of its servicing rights in 1998 was due to the decline in interest rates during the year, which precipitated higher than normal prepayments. The value of servicing decreases as market interest rates decline which necessitates the Company recording the decline in value through a charge to the income statement and the establishment of a reserve. The Company booked an additional reserve of $141,000 in 1998 prior to completion of the servicing sale. The reserve was eliminated as a result of the servicing sale in the fourth quarter of 1998.

Allowance for Loan Losses. The allowance for loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. The Company recorded provisions for loan losses of $60,000 in 2000, $100,000 in 1999 and $180,000 in 1998.

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

The Company sets the level of its allowance for loan losses based on a number of factors. Management uses available information (such as current economic conditions, levels of nonperforming loans, delinquency trends and collateral values) to assess the adequacy of the allowance and to determine future additions to the allowance. The process involves substantial uncertainties; ultimate losses may vary from current estimates. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations - Provision for Loan Losses," and "Item 8 - Note 6 of Notes to Consolidated Financial Statements".

The Company sets the level of its allowance for loan losses based on a number of factors. An individual analysis of all delinquent loans, as well as internally classified loans, is conducted and specific allowances are allocated for those loans that are determined to have certain weaknesses that make ultimate collectibility of both principal and interest questionable. In conjunction with its review, management considers external factors that may affect the adequacy of the allowance for loan losses. Such factors may include, but are not limited to, present real estate trends and regional economic conditions, past estimates of loan losses as compared to actual losses, potential problems with larger loans, loan concentrations and historical losses on loans. Management and the Executive Committee of the Board of Directors assess the amount of the allowance for loan losses monthly. The Board of Directors reviews a detailed assessment on at least a quarterly basis.

INVESTMENT SECURITIES

The Company invests in debt and equity securities, subject to restrictions imposed by federal and state law. The Company's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. The investment portfolio is a source of earnings in the form of interest and dividends; provides for diversification; and is a source of liquidity. Investments may be made by the President of the Company within specified limits and types. Transactions exceeding these limits must be approved in advance by the Executive Committee. All securities transactions are approved by the Board of Directors after execution of the transaction.

At December 31, 2000, the Company maintained an investment portfolio comprised of adjustable-rate (ARM) and fixed-rate mortgage-backed securities (MBS), U.S. Government Agency callable debentures, trust preferred securities and equity securities totaling $64.5 million or 22.4% of assets. The Company has managed its investment portfolio with the intent of maintaining adequate liquidity and maximizing yields. The Company has categorized $10.7 million of MBS's, $16.4 million of U.S. Government Agency debentures and $3.2 million of trust preferred securities as held to maturity, carried at amortized cost, and $31.4 million of MBS's, $2.0 million U.S. Government Agency callable debentures and $822,000 of equity securities as available for sale, carried at market value. As of December 31, 2000, the Company has a net unrealized appreciation, net of taxes, of $473,000. This amount is reported as accumulated other comprehensive income within stockholders' equity.

The aggregate market value of the investment portfolio at December 31, 2000 was $64.6 million. At December 31, 2000, the Company's portfolio of mortgage-backed securities was comprised of one-year adjustable-rate instruments and fixed rate mortgage-backed securities scheduled to mature after 2013. Due to amortization and prepayments of the underlying loans, the actual maturities of the ARM and fixed-rate mortgage-backed securities are typically less than the scheduled maturities. The rates on the ARM securities are indexed to the one year Constant Maturity Treasury (CMT) with annual period caps of 2% and life caps ranging from 9.03% to 13.96%. The margins over the one year CMT ranged from 1.95% to 2.63%.

The portfolio of U.S. Government Agency callable debentures in both held to maturity and available for sale totaled $18.4 million with call dates ranging from a ten day notice to November 2002 and maturity dates scheduled after 2003. The portfolio of trust preferred debentures totaled $3.2 million with call dates between 2006 and 2007 and maturity dates scheduled after 2025.

At December 31, 2000 and 1999, investments in the securities of any one issuer (excluding investments in securities of the U.S. government and federal agencies and stock in the Federal Home Loan Bank of Boston (the FHLB) did not exceed more than 5% of the Company's stockholders' equity. See "Item 8 - Notes 1 and 3 of Notes to Consolidated Financial Statements".

SOURCES OF FUNDS

Deposits. Deposits obtained through retail banking offices have been the principal source of the Company's funds for use in lending and for other general business purposes. The Company's deposit products include passbook savings and club accounts, personal and commercial demand accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in term from three to 60 months. The Company also offers Individual Retirement Account deposits among these products. Total deposits amounted to $237.2 million at December 31, 2000.

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

In recent years, the Company has focused on providing customers with deposit products that meet their liquidity preferences. As a result, the Company has promoted certain deposit products, such as its checking account and money market account, which resulted in an increase in total deposits of $27.2 million or 12.9% during 2000. Total demand deposits, NOW accounts, money market deposit accounts and savings deposits totaled $163.3 million or 68.9% of total deposits at December 31, 2000, which represented a $20.1 million or 14.0% increase from 1999 levels of $143.3 million or 68.2% of total deposits.

The ability of the Company to attract and retain deposits and the cost to the Company of these deposits have been, and will continue to be, significantly affected by economic and competitive conditions. See "Item 8 - Note 11 of Notes to Consolidated Financial Statements".

Borrowings. The Company is a member of the FHLB of Boston, one of 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. A member of the FHLB of Boston is required to hold shares of common stock in the FHLB of Boston. At December 31, 2000, the Company held $3.0 million of FHLB of Boston stock.

At December 31, 2000, there were $32.1 million in borrowings outstanding at the FHLB of Boston and $45.0 million at December 31, 1999. The Company has a total borrowing capacity with the FHLB of Boston of $104.2 million at December 31, 2000, which would require the purchase of additional FHLB of Boston stock, if fully utilized. See "Item 8 - Note 12 of Notes to Consolidated Financial Statements".

NON-DEPOSIT INVESTMENT SALES

The Company has a contract with Linsco Private Ledger Financial Services (LPL) to offer non-deposit investment products. Through this arrangement, LPL and the Company employ an investment consultant to offer investment products to customers. LPL provides marketing support and retains compliance supervision of the program.

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

SUBSIDIARIES AND INVESTMENTS IN REAL ESTATE

At December 31, 2000, Ipswich Bancshares, Inc. had one wholly-owned subsidiary, Ipswich Savings Bank. At December 31, 2000, the Bank had three subsidiaries; Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, and North Shore Financial Services, Inc., all of which are Massachusetts corporations.

Ipswich Preferred Capital Corporation (IPCC) was formed in 1999 as a Massachusetts business corporation which has elected to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. IPCC is 99% owned by Ipswich Savings Bank. IPCC holds mortgage loans which were previously originated by the Bank.

Ipswich Securities Corporation (ISC) was formed in 1995 to engage exclusively in the buying, selling and holding of securities on its own behalf as a subsidiary of the Bank. At December 31, 2000, ISC held a portfolio of fixed-rate and adjustable-rate mortgage-backed securities, U.S. Government Agency callable debentures and equity securities with total amortized cost of $38.2 million and an aggregate market value of $38.4 million.

ISC also holds the title to a limited partnership interest in a mixed-income housing complex in Dorchester, Massachusetts. The book value of the partnership is $1. The investment qualifies for low income housing tax credits under the Internal Revenue Code.

North Shore Financial Services, Inc. (NSFSI) (formerly known as North Shore Mortgage Company, Inc.) was formed in 1987 for the purpose of holding title to foreclosed properties. At December 31, 2000, NSFSI held title to two OREO properties with a carrying value totaling $2.

The Company formed Ipswich Statutory Trust I in February 2001 for the exclusive purpose of issuing and selling Common Securities to the Company and Preferred Securities to the public. The proceeds were used to acquire 10.20% Junior Subordinated Deferrable Interest Debentures issued by the Company. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources".

The Company believes that its investments in the subsidiaries described above, and the activities and investments of those subsidiaries are permitted.

EMPLOYEES

At December 31, 2000, the Company had 60 full-time employees and 38 part-time employees. The Company believes its employee relations are good.

STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

General. The Company and the Bank are heavily regulated. As a bank holding company, Ipswich Bancshares, Inc. is supervised by the Board of Governors of the Federal Reserve Board System (the Federal Reserve Board) and it is also subject to the jurisdiction of the Massachusetts Board of Bank Incorporation. The activities of bank holding companies, such as the Company, that do not become financial holding companies under the recently enacted Gramm-Leach-Bliley Act (as discussed below) are limited to the business of banking and activities closely related or incidental to banking. Provided that it does not become a financial holding company, the Company may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company that is not engaged in activities determined by the Federal Reserve Board prior to November 12, 1999 by order or regulation to be closely related to banking, and also generally must provide notice to or obtain the approval of the Federal Reserve Board in connection with any such acquisition. As a Massachusetts-chartered savings bank, the Bank is subject to regulation, examination and supervision by the FDIC and the Massachusetts Commissioner of Banks (the Commissioner). The Bank is also subject to certain requirements established by the Federal Reserve Board.

Federal Deposit Insurance Corporation. The FDIC insures the Bank's deposit accounts up to the $100,000 maximum per separately insured account and is subject to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Bank exceeded all applicable requirements at December 31, 2000. Furthermore, under the capital standards established pursuant to the FDIC Improvement Act of 1991, the Bank is currently well-capitalized. International bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the FDIC's guidelines regarding capital adequacy. For additional information on regulatory capital ratios, See "Note 14 to the Consolidated Financial Statements" and "Item 7 - Management's Discussion and Analysis - Financial Condition - Capital Resources".

Massachusetts Commissioner of Banks and Board of Bank Incorporation. Massachusetts statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payment of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidations. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositors' interest, or been negligent in their performance of their duties. In response to Massachusetts laws enacted in 1996, 1997 and 2000, the Commissioner finalized rules that generally give Massachusetts banks, and their subsidiaries, many powers equivalent to those of national banks. The Commissioner also has adopted regulations and procedures expediting the approval process for well-capitalized banks to establish branches or to engage in certain activities.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal), certain interstate transactions and activities are permitted. Interstate transactions and activities permitted for under the law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between banks with different home states, including consolidations of affiliated banks; (iii) establishment of interstate branches either de novo or by branch acquisition; and (iv) affiliate banks acting as agents for one another for certain banking functions without being considered a "branch". In general, subject to limitations, nationwide interstate acquisitions are now permissible, irrespective of related state law limitations other than limitations subject to deposit concentrations and bank age requirements. Interstate mergers are generally also permissible, and affiliated banks may act as agents for one another. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

In 1996, Massachusetts enacted interstate banking laws in response to the Riegle-Neal Act. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis. The Riegle-Neal Act has made it easier for out-of-state institutions to attempt to purchase or otherwise acquire a Massachusetts bank, or to compete with the Bank in Massachusetts, and similarly has made it easier for the Bank to compete outside the state.

Gramm-Leach-Bliley Act of 1999. The general effect of the new law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system, such as Ipswich Bancshares, Inc. to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Generally, the Gramm-Leach-Bliley Act does the following: (i) repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers; (ii) provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies; (iii) broadens the activities that may be conducted by national banks (and derivatively, state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries; (iv) provides an enhanced framework for protecting the privacy of consumer information; (v) adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system; (vi) modifies the laws governing the implementation of the Community Reinvestment Act of 1977; and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. In order to engage in the new activities, a bank holding company, such as the Company, must meet certain tests and elect to become a financial holding company.
Specifically, all of a bank holding company's banking subsidiaries must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company's banks must have been rated "satisfactory" or better in their most recent CRA evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board that imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not determined whether it will become a financial holding company.

Further, the Gramm-Leach-Bliley Act includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in the financial subsidiary. The provision will permit state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Massachusetts permits Massachusetts-chartered banks to engage in activities which are permissible for national banks and that are approved by the Commissioner. Thus, the Bank would only be permitted to engage in the activities authorized by the Gramm-Leach-Bliley Act that are also approved by the Commissioner or otherwise authorized by Massachusetts law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules which are applicable to national banks.

ITEM 2  PROPERTIES

At December 31, 2000, the Company conducted its business from its headquarters and main office at 21-23 Market Street, Ipswich, Massachusetts and seven branch offices. The Company owns its main office facilities on Market Street, and its branch office in Essex, Massachusetts, and leases branch office space in Rowley, North Andover, Salem, Marblehead, Reading and Beverly, Massachusetts. The Rowley lease runs through the year 2005, with two five-year renewal options thereafter. The Salem lease runs through the year 2005, with three five-year renewal options thereafter. The North Andover lease runs through the year 2004, with two five-year renewal options thereafter. The Beverly lease runs through the year 2001, with 5 five-year renewal options thereafter. The Marblehead lease runs through the Year 2003 with three five-year renewal options thereafter. The Reading lease runs through the Year 2003 with three five-year renewal options thereafter. The Company's properties that are not leased are owned free and clear of any mortgages. The Company also owns property at 25 Market Street, Ipswich, Massachusetts, which it leases to unrelated third parties.

ITEM 3     LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II
-------

ITEM 5     MARKET FOR THE BANK'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS


Ipswich Bancshares, Inc. Common Stock is traded in the over-the-counter market and quoted on the NASDAQ National Market under the symbol "IPSW". On March 5, 2001, there were approximately 249 holders of record of the 2,038,902 shares of the Ipswich Bancshares, Inc. Common Stock outstanding.

The following table presents the quarterly high and low sales prices for the Company's Common Stock during the periods in 2000, and 1999, as reported by NASDAQ. The quotations represent high and low sales prices for the stock as reported by NASDAQ.

                                          SALES PRICE
                                        ------------------     DIVIDENDS
            Quarter-ending               HIGH        LOW        DECLARED
            --------------               ----        ---        --------

            December 31, 2000           $9.625       $8.00        $.11
            September 30, 2000           9.875        7.75         .10
            June 30, 2000               10.00         7.50         .10
            March 31, 2000              10.00         5.875        .10

            December 31, 1999           12.875        8.25         .10
            September 30, 1999          10.375        8.50         .05
            June 30, 1999               11.00         9.75         .05
            March 31, 1999              12.25         9.625        .05


Future dividends, if any, will be at the discretion of the Board of Directors based upon a variety of factors including earnings, financial condition, capital adequacy, general economic conditions and regulatory and legal restrictions.

ITEM 6     SELECTED FINANCIAL DATA

                                 IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                                        At or for the Year Ended December 31,
                                            ------------------------------------------------------------
                                               2000          1999        1998         1997       1996
                                            ----------    ----------   ---------   ---------   ---------
                                                   (Dollars in thousands except for per share data)
Balance Sheet Data:
------------------
Total assets                                $  287,834    $  276,298   $ 271,328   $ 227,244   $ 158,942
Loans                                          203,137       193,327     188,991     165,453     121,025
Deposits                                       237,237       210,082     199,757     171,241     129,343
Stockholders' equity                            15,119        16,975      14,223      11,833       9,851

Income Statement Data:
---------------------
Net interest income                         $    8,935    $    8,698  $    7,461   $   6,435   $   5,073
Provision for loan losses                           60           100         180         120         120
                                            ----------    ----------   ---------   ---------   ---------
Net interest income after provision for
   loan losses                                   8,875         8,598       7,281       6,315       4,953
Total non-interest income                        1,736         2,925       2,437       1,700       1,520
Total non-interest expenses                      6,819         6,910       5,596       4,476       4,049
                                            ----------    ----------   ---------   ---------   ---------
Pretax income                                    3,792         4,613       4,122       3,539       2,424
Income tax expense                               1,137         1,324       1,484       1,327         632
                                            ----------    ----------   ---------   ---------   ---------

Net income                                  $    2,655    $    3,289  $    2,638   $   2,212   $   1,792
                                            ==========    ==========  ==========   =========   =========

Per Share Data:
--------------
Book value per share (1)                     $    7.30     $    6.72  $     5.95   $    4.96   $    4.15
Basic earnings per share (1)                      1.12          1.33        1.10         .93         .76
Diluted earnings per share (1)                    1.10          1.29        1.03         .88         .73
Dividends per share (1)                            .41           .25         .17         .125        .10

Selected Operating Ratios:
-------------------------
Return on average stockholders' equity           15.79%        21.04%      20.09       20.38%      20.07%
                                                                      %
Return on average assets                           .93          1.22        1.09        1.18        1.22
Gross interest margin                             3.24          3.36        3.23        3.60        3.63
Operating expense to average assets               2.38          2.56        2.32        2.39        2.75
Dividends/net income                             35.97         19.12       15.43       13.43       13.17
Shares outstanding (1)                       2,071,552     2,525,427   2,392,286   2,385,076    1,187,811

Capital Ratios:
--------------
Average equity to average assets                 5.99%         5.74%       5.37%        5.71%       6.04%
Total risk-based capital ratio                  11.53         14.38       11.70        10.81       12.01

Other Data:
----------
Non-performing assets                        $    229      $    142   $    1,186   $   2,164   $    3,213
Non-performing assets as a percent of             .08%          .05%             .44%         .95%   2.02%
    total    assets
Number of checking accounts                    16,314        13,959       12,622      10,599        8,417
Number of employees                                98            95           96          80           64

(1)  Adjusted for 2 for 1 stock split effective August 27, 1997

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Report. Certain Guide 3 information is included in Item 1 of this Report.

FINANCIAL CONDITION

General. Total assets increased by $11.5 million, or 4.2% to $287.8 million at December 31, 2000. The growth in total assets was primarily due to an increase of $9.8 million in total loans. Total assets at December 31, 1999 amounted to $276.3 million, an increase of $5.0 million, or 1.8%, from $271.3 million at December 31, 1998, resulting primarily from an increase in total loans of $4.3 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $577,000 to $8.8 million at December 31, 2000, from the year end 1999 balance of $8.3 million. This was primarily a result of a decline in Federal funds sold of $1.7 million offset by required reserve balances kept at the Federal Reserve Bank of Boston and cash reserves held at the branches, which in total increased by $2.3 million in 2000.

Investment Securities. Total investment securities decreased by $3.1 million or 4.5% during 2000, primarily from the sale of $5 million of U.S. Treasury bills and amortization of mortgage-backed securities offset by the purchase of $3.2 million of trust preferred securities.

At December 31, 2000, the Company had identified $31.4 million in mortgage-backed securities as available for sale. The Company has also identified $2.0 million of callable debentures and $822,000 of equity securities as available for sale. The Company included net unrealized gains on investment securities available for sale, net of taxes, of $473,000 in accumulated other comprehensive income within stockholders' equity at December 31, 2000.

The Company's portfolio of held to maturity securities consisted of $10.7 million of fixed-rate mortgage-backed securities, $16.4 million of callable securities and $3.2 million of trust preferred securities. See "Item 8 - Note 3 of Notes to Consolidated Financial Statements".

The maturity distribution and weighted average coupon of investments in debt obligations at December 31, 2000 follows:

                                                             One       Five       Over
                                               Within      to Five    to Ten       Ten
                                              One Year      Years      Years      Years      Total
                                              --------     -------     -----      -----      -----
                                                               (Dollars in Thousands)
Available for Sale (at market value)
------------------------------------
Mortgage-backed securities:
    FNMA participation certificates           $  -        $ -          $ -      $ 27,804  $ 27,804
    FHLMC participation certificates             -          -            -         3,603     3,603
U.S. Government Agency obligations               -          -           1,999       -        1,999
                                               ------      -----        -----    -------   -------

                                              $  -        $ -          $1,999   $ 31,407  $ 33,406
                                               ======      =====        =====    =======   =======

Weighted average coupon                          -  %       -  %         7.17%      7.60%    7.57%



                                                             One       Five       Over
                                               Within      to Five    to Ten       Ten
                                              One Year      Years      Years      Years      Total
                                              --------     -------     -----      -----      -----
                                                               (Dollars in Thousands)
Held to Maturity (at amortized cost)
------------------------------------
Mortgage-backed securities:
    FNMA participation certificates            $ -        $ -          $  -       $  2,940    $  2,940
    FHLMC participation certificates             -          -             -          4,377       4,377
    GNMA participation certificates              -          -             -          3,393       3,393
U.S. Government Agency obligations               -         2,000        12,383       1,998      16,381
Trust preferred securities                       -          -             -          3,191       3,191
                                               -----      ------       -------    --------    --------

                                               $ -        $2,000       $12,383    $ 15,899    $ 30,282
                                               =====      ======       =======    ========    ========

Weighted average coupon                          - %        6.13%         7.04%       6.90%       6.93%

The carrying value of investments in debt and equity obligations at December 31, follows:

                                                   2000       1999      1998
                                                   ----       ----      ----
                                                     (Dollars in Thousands)
Available for Sale (at market value)
------------------------------------
Mortgage-backed securities:
    FNMA participation certificates              $27,804   $ 25,631  $ 12,990
    FHLMC participation certificates               3,603      5,112    11,883
U.S. Treasury bills                                 -         4,865      -
U.S. Government Agency obligations                 1,999      3,894     4,101
Marketable equity securities                         822       -         -
                                                  ------    -------   -------

                                                 $34,228   $ 39,502  $ 28,974
                                                  ======    =======   =======

Held to Maturity (at amortized cost)
------------------------------------
Mortgage-backed securities:
    FNMA participation certificates              $ 2,940   $  3,077  $  1,980
    FHLMC participation certificates               4,377      4,868       741
    GNMA participation certificates                3,393      3,731     3,975
U.S. Government Agency obligations                16,381     16,393     3,500
Trust preferred securities                         3,191       -         -
                                                  ------    -------   -------

                                                 $30,282   $ 28,069  $ 10,196
                                                  ======    =======   =======

Loans. Total gross loans increased by $9.4 million or 4.9% to $202.2 million at December 31, 2000. The growth was principally in home equity balances. Total residential real estate loans, which represent the largest component of the loan portfolio, increased by only $510,000 in 2000. Origination volume, which is sensitive to market rates, declined in 2000 resulting in limited growth opportunities. The Company's focus in 2000 was on originating variable rate home equity loans. As a result, outstanding home equity balances increased by $7.8 million or 33.5% in 2000.

Loan Portfolio and Maturity. The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated.

                                                                            At December 31,
                                   -------------------------------------------------------------------------------------------------
                                          2000               1999                1998                1997                  1996
                                   -----------------    ----------------   -----------------    ----------------     ---------------
                                    Amount   Percent    Amount   Percent   Amount    Percent    Amount   Percent     Amount  Percent
                                    ------   -------    ------   -------   ------    -------    ------   -------     ------  -------
                                                                    (Dollars in Thousands)
Mortgage Loans:
  Residential                     $162,680     80.5%   $162,633    84.4%  $160,153     84.9%   $136,345     82.6%   $ 94,384   78.2%
  Residential owner-
    occupied construction            1,353      0.7         890     0.5      1,412      0.7       2,638      1.6       4,568    3.8
  Home equity                       31,212     15.4      23,385    12.1     19,772     10.5      18,035     10.9      14,545   12.0
                                  --------     ----    --------    ----   --------     ----    --------     ----    --------   ----

     Subtotal                     195,245     96.6     186,908    97.0    181,337     96.1     157,018     95.1     113,497   94.0

Commercial/commercial
  real estate                        5,698      2.8       4,873     2.5      6,191      3.3       6,717      4.1       6,618    5.5
                                  --------     ----    --------    ----   --------     ----    --------     ----    --------   ----

    Commercial/mortgage
      loans, gross                 200,943     99.4     191,781    99.5    187,528     99.4     163,735     99.2     120,115   99.5

Consumer loans                       1,302      0.6       1,060     0.5      1,188      0.6       1,255      0.8         630    0.5
                                  --------     ----    --------    ----   --------     ----    --------     ----    --------   ----

    Gross loans                    202,245    100.0%    192,841   100.0%   188,716    100.0%    164,990    100.0%    120,745  100.0%

Plus deferred loan origination
    costs                              987                 586                 378                  606                  427
Less unearned discount                 (95)               (100)               (103)                (143)                (147)
                                  --------            --------            --------             --------             --------

Loans, net of deferred cost
  and unearned discount            203,137             193,327             188,991              165,453              121,025

Less allowance for loan losses      (1,803)             (1,798)             (1,742)              (1,673)              (1,548)
                                  --------            --------            --------             --------             --------

Loans, net                        $201,334            $191,529            $187,249             $163,780             $119,477
                                  ========            ========            ========             ========             ========


The following table sets forth residential owner-occupied construction and commercial and commercial real estate loans by maturity date as of December 31, 2000:

                       Residential Owner-Occupied                Commercial/
                            Construction Loans         Commercial Real Estate Loans
                            ------------------         ----------------------------
                            Amount   Percentage            Amount   Percentage
                            ------   ----------            ------   ----------

                                          (Dollars in Thousands)

Within one year             $1,353     100.0%               $  799        14.0%
One to five years             -           -                   1,478        25.9
Over five years               -           -                   3,421        60.1
                            ------     -----                 ------       -----

Total                       $1,353     100.0%                $5,698       100.0%
                            ======     =====                 ======       =====


Commercial real estate loans with maturity dates over one year:

                                 Amount
                                 ------
                         (Dollars in thousands)

Fixed interest rate              $2,191
Adjustable interest rate          2,203
                                 ------

Total                            $4,354
                                 ======

The following table sets forth information concerning mortgage and commercial loans originated, sold, repaid, charged-off and transferred during the periods indicated.

                                                                      Year Ended December 31,
                                                                -----------------------------------
                                                                  2000        1999          1998
                                                                --------     --------    ---------
                                                                      (Dollars in Thousands)
Beginning balance                                               $191,781     $187,528    $ 163,735
Mortgage and commercial loan originations:
    Residential                                                   54,450       94,954      192,195
    Residential owner-occupied construction                          772        1,394        1,673
    Commercial                                                     1,526         -            -
    Home equity                                                   18,086       15,339       17,311
                                                                 -------      -------     --------

    Total mortgage and commercial loan originations               74,834      111,687      211,179

Loans held for sale at January 1                                    -          24,000        8,031

Conventional loan sales:
    Servicing retained                                             9,787       67,101       84,216
    Servicing released                                            15,477       16,444       26,700
Amortization, payoffs, charge-offs, unadvanced funds              34,821       38,831       60,501
Securitized and transferred to investment portfolio                  584        8,996         -
Transfers to OREO                                                   -              62         -
Transfers to loans held for sale                                   5,003         -          24,000
                                                                 -------      -------     --------
    Total loan sales, amortization, payoffs, charge-offs,
      transfers, and unadvanced funds                             65,672      131,434      195,417
                                                                 -------      -------     --------

Ending balance                                                  $200,943     $191,781    $ 187,528
                                                                 =======      =======     ========

Residential loan originations totaled $55.2 million in 2000, $96.3 million in 1999 and $193.9 million in 1998. It should be noted that these originations are not fully reflected in loan balances outstanding due to the securitization, regular amortization and prepayments of residential real estate loans as well as refinancings and the sale of a portion of new loan production. As mentioned above, the originations of residential loans are sensitive to market interest rates and 1998 experienced extremely high levels of refinancings.

The majority of the Company's residential loans are underwritten to be eligible for sale in the secondary market. The Company sells most of the eligible 30-year fixed rate loans it originates. A loan which the Company intends to sell may be sold directly or converted into mortgage-backed securities and sold in that form. Residential loans sold directly amounted to $15.5 million in 2000, $16.4 million in 1999 and $26.7 million in 1998. Those sold in the form of mortgage-backed securities held for sale or available for sale totaled $9.8 million, $67.1 million and $84.2 million, respectively, in 2000, 1999 and 1998. The portfolio of residential mortgage loans serviced for others totaled $11.1 million at December 31, 2000, compared to $0 at December 31, 1999 and $18.8 million at December 31, 1998.

Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses and certain ratios for the periods indicated.

                                                                             At December 31,
                                                     -----------------------------------------------------------
                                                        2000          1999        1998        1997        1996
                                                     ---------     ---------    --------    --------    --------
                                                                          (Dollars in Thousands)
Average loans (1)                                    $ 201,011     $ 200,265    $190,072    $142,512    $108,805
                                                     =========     =========    ========    ========    ========

Period-end loans (2)                                 $ 203,137     $ 193,327    $188,991    $165,453    $121,025
                                                     =========     =========    ========    ========    ========

Allowance for loan losses at
   beginning of period                               $   1,798     $   1,742    $  1,673    $  1,548    $  2,154

Loans charged-off:
   Commercial                                             -             -           -           -            736
   Residential real estate                                -                4          42           7           8
   Home equity and other consumer                           86            77          89          24           1
                                                     ---------     ---------    --------    --------    --------

                                                            86            81         131          31         745

Loan recoveries:
   Commercial                                             -             -           -           -             14
   Residential real estate                                -                3           3          33           5
   Home equity and other consumer                           31            34          17           3        -
                                                     ---------     ---------    --------    --------    --------

                                                            31            37          20          36          19
                                                     ---------     ---------    --------    --------    --------

   Net charge-offs/(recoveries)                             55            44         111          (5)        726

Provision charged to operations                             60           100         180         120         120
                                                     ---------     ---------    --------    --------    --------

Allowance for loan losses at end of period           $   1,803     $   1,798    $  1,742    $  1,673    $  1,548
                                                     =========     =========    ========    ========    ========

Selected Ratios:
---------------

Allowance for loan losses to period-end loans,            0.89%        0.93%       0.92%       1.01%       1.28%
   net

Net charge-offs/(recoveries) to average loans             0.03%        0.02%       0.06%       -   %       0.67%

Net charge-offs/(recoveries) to allowance for
   loan losses                                            3.05%        2.45%       6.37%     (0.30)%      46.90%

Allowance as a percentage of non-performing loans       787.34%     5800.00%     372.22%     176.11%      92.14%


(1)  Includes loans held for sale
(2)  Represents net loans, excluding loans held for sale

The allowance for loan losses as a percentage of total loans remained  stable at
 .89% at December 31, 2000 down marginally from .93% at December 31, 1999 and .92% at December 31, 1998. Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Item 7 - Results of Operations - Provision for Loan Losses". Management measures the adequacy of its allowance for loan losses by assigning loans into risk categories based on a loan classification system modeled after the bank regulatory classification system. While management believes that its allowance for loan losses is adequate to
cover  possible  losses,  there  are  uncertainties   regarding  future  events.
Deterioration in the real estate market or economy may result in additions to nonaccruing loans, charge-offs or provisions for loan losses to maintain an adequate allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based on their judgments about information available to them at the time of their examination. Allocation of the allowance for loan losses to the various categories of the portfolio is also made periodically, based on management's judgment in weighing various factors, including the quality of specified loans, the level of nonaccruing loans in the various categories, current economic conditions, trends in delinquencies and prior charge-offs, and the collateral value of the underlying security. Because the allowance for loan losses is based on various estimates, including loan collectibility and real estate values, and includes a high degree of judgment, subsequent changes in the general economic prospects of the borrowers may require changes in those estimates.

Allocation of the Allowance for Loan Losses. The allocation of the allowance for loan losses at December 31, and the percent of loans in each category to total loans, follows:

                                                                    At December 31,
                            ------------------------------------------------------------------------------------------
                                  2000                 1999              1998             1997              1996
                            ----------------     ----------------   ---------------  ---------------   ---------------
                            Amount   Percent     Amount   Percent   Amount  Percent  Amount  Percent   Amount  Percent
                            ------    -----      ------    -----    ------   -----   ------   -----    ------  ------
                                                         (Dollars in Thousands)
Commercial/commercial
  real estate               $  158      2.8%     $  151      2.5%   $  215    3.3%   $  217     4.1%   $ 291      5.5%
Residential real estate        976     81.2       1,065     84.9     1,030    85.6    1,014    84.2      929     82.0
Home equity and other
  consumer                     669     16.0         582     12.6       497    11.1      442    11.7      328     12.5
                            ------    -----      ------    -----    ------   -----   ------   -----    ------  ------

                            $1,803    100.0%     $1,798    100.0%   $1,742   100.0%  $1,673   100.0%   $1,548  100.00%
                            ======    =====      ======    =====    ======   =====   ======   =====    ======  ======

Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

Deposits. Deposits ended the year at $237.2 million, an increase of $27.2 million or 12.9% over the year-end 1999 balance of $210.1 million. The increase was most pronounced in demand deposit accounts and NOW accounts which increased by $15.0 million in 2000. In addition, certificates of deposit increased by $7.1 million and money markets by $3.2 million. The increase in checking account balances resulted from customers acquired from institutions affected by mergers in the Company's market area.

The following table shows the distribution of the Company's deposits at December 31,

                                    2000                               1999                             1998
                       ------------------------------    -----------------------------   -------------------------------
                                             Weighted                         Weighted                          Weighted
                                    % of     Average                  % of    Average                  % of      Average
                                    ----     -------                  ----    -------                  ----      -------
                       Amounts    Deposits     Rate      Amounts    Deposits    Rate      Amounts    Deposits      Rate
                      ------- -------- ------     ------- -------- ------     ------- -------- ------
                                                                (Dollars in Thousands)
Demand deposits       $ 22,855        9.6%      .00%    $ 15,209        7.2%      .00%    $ 18,656        9.3%      .00%
Savings:
  Savings               39,531       16.7      2.26       37,704       17.9      2.31       37,768       18.9      2.38
  NOW accounts          34,871       14.7       .83       27,481       13.1       .76       22,954       11.5       .92
  Money markets         66,083       27.9      5.04       62,859       30.0      4.49       55,418       27.8      4.63
                      --------      -----      ----     --------      -----      ----     --------      -----      ----

    Total demand
      and savings      163,340       68.9      2.76      143,253       68.2      2.75      134,796       67.5      2.73
  Certificates of
  deposit               73,897       31.1      5.93       66,829       31.8      5.09       64,961       32.5      5.34
                      --------      -----      ----     --------      -----      ----     --------      -----      ----


    Total deposits    $237,237      100.0%     3.75%    $210,082      100.0%     3.40%    $199,757      100.0%     3.58%
                      ========      =====      ====     ========      =====      ====     ========      =====      ====

Deposits of $100,000 or more totaled approximately $77.6 and $72.6 million at December 31, 2000 and 1999, respectively.

The following table presents, by various rate categories, the amount of certificate of deposit accounts and the periods to maturity of the certificate accounts outstanding at the dates indicated:

                                  At December 31, 2000                        At December 31,
                         ------------------------------------         -----------------------------
                           Maturing     Maturing    Maturing           2000       1999       1998
                         Within 1 Year  1-3 Years  Thereafter          Total      Total      Total
                         -------------  ---------  ----------          -----      -----      -----
                                                   (Dollars In Thousands)
Certificate accounts:
4.00% to 4.99%             $  1,994     $   502     $-                $ 2,496   $26,993    $ 19,381
5.00% to 5.99%               32,213       2,953        23              35,189    30,677      39,891
6.00% to 6.99%               16,968       7,310       409              24,687     8,178       5,189
7.00% to 7.99%                7,441       2,576      1,508             11,525       981         500
                            -------      ------      -----             ------    ------     -------

Total                      $ 58,616     $13,341     $1,940            $73,897   $66,829    $ 64,961
                            =======      ======      =====             ======    ======     =======

Certificates at or over $100,000 totaled $16.9 million in 108 certificates at December 31, 2000 and $11.2 million in 86 certificates at December 31, 1999.

The maturity distribution of certificates of deposit in amounts of $100,000 or more at December 31, 2000 follows:

                                                                  Amount
                                                                  ------
                                                          (Dollars in Thousands)
                         Within 3 months                          $  3,264
                         3 to 6 months                               4,679
                         6 to 12 months                              5,742
                         After one year                              3,200
                                                                   -------

                                                                   $16,885
                                                                   =======

Borrowings. The Company borrows from the FHLB of Boston to support liquidity and manage its asset/liability position. Borrowings decreased to $32.1 million, a decrease of $12.9 million in 2000 from the year-end 1999 balance of $45 million. The Company relies on borrowed funds as an alternative funding source in order to support earning assets. The weighted average rate on borrowings was 6.60% at December 31, 2000 versus 5.75% at December 31, 1999. The weighted average maturity of the borrowings at December 31, 2000 was twenty months versus five months at December 31, 1999. Short term market interest rates increased substantially in 2000 which significantly impacted the Company's borrowings. In response, the Company paid off a portion of its borrowings and extended the maturities on its remaining funding. This resulted in an increase of 85 basis points in the cost of its borrowed funds in 2000.

NON-PERFORMING ASSETS

General. Non-performing assets stood at $229,000 at December 31, 2000 and $142,000 at the end of 1999.

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

There were no loans on non-performing status at December 31, 2000 and 1999 that were considered troubled debt restructurings.

The following table sets forth information regarding delinquent loans and other non-performing assets held by the Company at the dates indicated. The Company had $170,000 in loans greater than 90 days past due and still accruing at December 31, 2000. These loans were not classified as non-performing loans.

                                                                        At December 31,
                                                        --------------------------------------------
                                                         2000      1999      1998     1997    1996
                                                         ----      ----      ----     ----    ----
                                                                    (Dollars in Thousands)
Delinquent loans 30-89 days past due (not included in
   non-performing loans)                                $  575     $ 250   $  194   $1,218   $  827
Delinquent loans 90+ days past due (not included in
   non-performing loans)                                   170       650      442        3      292
                                                         -----      ----    -----    -----    -----

                                                        $  745     $ 900   $  636   $1,221   $1,119
                                                         =====      ====    =====    =====    =====

Delinquent loans as a percent of gross loans               .37%      .47%      .34%     .74%     .92%
                                                         =====     =====    ======   ======   ======

                                       21

                                                                        At December 31,
                                                        --------------------------------------------
                                                         2000      1999      1998     1997    1996
                                                         ----      ----      ----     ----    ----
                                                                    (Dollars in Thousands)
Non-performing loans:
   Loans accounted for on a non-accrual basis           $  229     $  31   $  468   $  358   $  337
   Restructured loans                                     -          -       -         592    1,343
                                                         -----      ----    -----    -----    -----

      Total non-performing loans                           229        31      468      950    1,680

OREO, net of allowance for OREO losses                    -          111      718    1,214    1,533
                                                         -----      ----    -----    -----    -----

      Total non-performing assets                       $  229     $ 142   $1,186   $2,164   $3,213
                                                         =====      ====    =====    =====    =====

Non-performing assets as a percent of total assets         .08%       .05%     .44%     .95%    2.02%
                                                         =====      =====   ======   ======   ======

See "Item 8 - Notes 1 and 5 of Notes to Consolidated Financial Statements".

Potential Non-performing Loans. In addition to non-performing loans, at December 31, 2000, the Company had classified an additional $889,074 of performing loans as "substandard" based on an internal rating system used by the Company. These substandard loans evidence one or more weaknesses or potential weaknesses related to repayment history, the borrower's financial condition, adequacy of collateral, or other factors. Depending on the local economy and other factors, these loans, as well as other performing loans not so classified, may become non-performing in the future. These loans were primarily commercial real estate loans.

OREO. The following table sets forth the types of properties which comprised the Company's OREO portfolio at the dates shown. The Company held two properties on December 31, 2000 located in Essex County, Massachusetts currently carried at $1 each.

                                                        At December 31,
                                               ---------------------------------
                                               2000           1999          1998
                                               -----          ----          ----
                                                    (Dollars in Thousands)
Land                                           $-             $  -          $669
Commercial                                         -            49            49
Residential 1-4 family                             -            62             -
                                               -----          ----          ----

OREO                                           $   -          $111          $718
                                               =====          ====          ====

RESULTS OF OPERATIONS

General. The Company's results of operations depend primarily on its net interest income and the efficiency of the Company's operations. The Company's net income is affected by its costs of operations, including non-interest expenses such as salaries and employee benefits, occupancy costs, non-performing loans and other classified assets. For the year ended December 31, 2000, the Company reported net income of $2.7 million, or $1.10 per fully diluted share ($1.12 basic), compared to $3.3 million or $1.29 per fully diluted share ($1.33 basic) for 1999 and $2.6 million or $1.03 per fully diluted share ($1.10 basic) for 1998.

The Company's return on average stockholders' equity decreased from 21.04% in 1999 to 15.79% in 2000. The Company's financial performance in 2000 was significantly impacted by the rise in market interest rates which substantially impacted the Company's net interest margin and revenues from mortgage banking.

The Company's financial performance in 1999 and 1998 was positively impacted by favorable interest rates and mortgage originations which translates into mortgage banking revenues.

Net Interest and Dividend Income. Net interest and dividend income was $8.9 million in 2000, $8.7 million in 1999 and $7.5 million in 1998. Net interest income increased $237,000 in 2000, $1.2 million during 1999 and $1.0 million during 1998, primarily due to higher average earning asset volumes in each of the years. Market interest rates have been fairly volatile over the past several years. During 2000, market interest rates rose throughout the year. The Company was substantially impacted by the rates paid on deposits and borrowings during 2000, the effect of which narrowed the interest rate spread to 2.77% and the gross interest margin to 3.24% in 2000.

Average earning assets increased 6.6% in 2000 to $275.7 million and increased 12.1% during 1999 to $258.7 million over the previous year, respectively. The increase in each of the two years was primarily due to higher investment portfolio growth.

The volatility in the interest rates has also impacted the yields earned on the investment portfolio. The yields earned on investment securities increased 51 basis points in 2000 to 6.75% as compared to 6.24% in 1999 and 6.29% in 1998.

Total average loans increased $746,000 during 2000 primarily due to reduced originations and increased by $10.2 million in 1999 principally from residential loan originations. The yield on real estate loans increased 26 basis points in 2000 to 7.41% while decreasing 17 basis points during 1999 to 7.15%. The largest component of the yield on real estate loans was residential loans.

The rate paid on interest-bearing deposits increased 42 basis points in 2000 to 4.04% and decreased 40 basis points during 1999 to 3.62%. Core deposits, which include NOW, savings and money market accounts, typically have rates lower than those paid on certificates of deposit. However, to grow the core deposit balances, the Company has offered promotional rates on certain products. While the Company reduced the rates in 1998 in connection with a decline in market interest rates, the impact of the rate reduction was felt in 1999. The balances maintained in NOW accounts have increased in both 2000 and 1999 while the rates on this product have remained fairly stable during that same time period. Certificate of deposit average balances increased $5.8 million and $1.3 million, respectively, during 2000 and 1999.

The Company has decreased its reliance on borrowed funds as an alternative source of funds to deposits. During 2000, the average balance of borrowed funds declined $3.6 million while the rate paid increased 95 basis points. In 1999, the average balance of borrowed funds increased $6.9 million while the rate paid decreased 31 basis points.

The combination of the factors mentioned above contributed to a 19 basis point decrease to 2.77% in the interest rate spread in 2000 and a 17 basis point increase in the interest rate spread to 2.96% during 1999. The gross interest margin on earnings assets was 3.24% for the year ended December 31, 2000 and 3.36% and 3.23%, respectively, for 1999 and 1998.

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

                                                                 Year Ended December 31,
                             -----------------------------------------------------------------------------------------
                                           2000                           1999                         1998
                             ------------------------------   ---------------------------   --------------------------
                                         Interest                       Interest                     Interest
                             Average      Earned/   Average   Average    Earned/  Average   Average   Earned/  Average
                             Balance       Paid      Yield    Balance     Paid     Yield    Balance    Paid     Yield
                             -------       ----      -----    -------     ----     -----    -------    ----     -----
                                                       (Dollars in Thousands)
Interest-earning assets:
Loans:
  Residential (1)              $168,804    $12,036     7.13%  $172,407   $12,170     7.06%  $163,660   $11,784    7.20%
  Commercial                      5,106        444     8.70      5,490       477     8.69      6,487       557    8.59
  Home equity                    26,098      2,299     8.81     21,251     1,561     7.35     18,807     1,464    7.78
  Consumer                        1,003        109    10.87      1,117       105     9.40      1,118       102    9.12
                               --------    -------            --------   -------            --------   -------

    Total loans                 201,011     14,888     7.41    200,265    14,313     7.15    190,072    13,907    7.32
Investments (2)                  74,710      5,041     6.75     58,397     3,642     6.24     40,577     2,551    6.29
                               --------    -------            --------   -------            --------   -------

    Total interest-
      Earning assets            275,721     19,929     7.23    258,662    17,955     6.94    230,649    16,458    7.14

Cash and due from
  banks                           6,483                          6,247                         6,447
Other assets                      2,963                          4,248                         4,303
                               --------                       --------                      --------

    Total assets               $285,167                       $269,157                      $241,399
                               ========                       ========                      ========
Interest-bearing liabilities:
  Savings deposits
  NOW accounts                  $37,936        879     2.32%   $35,987       868     2.41%   $37,005       937    2.53%
  Money market                   28,399        233      .82     23,787       176      .74     19,343       203    1.05
    deposit accounts             63,477      3,055     4.81     58,115     2,441     4.20     44,165     2,030    4.60
  Certificates of deposit        69,436      3,885     5.60     63,608     3,091     4.86     62,346     3,372    5.41
                               --------    -------            --------   -------            --------   -------

    Total interest-
      bearing deposits           99,248      8,052     4.04    181,497     6,576     3.62    162,859     6,542    4.02
  Borrowed funds                 47,413      2,942     6.21     50,995     2,681     5.26     44,100     2,455    5.57
                                -------    -------             -------    ------              -------   -------
    Total interest-
      bearing  liabilities      246,661     10,994     4.46    232,492     9,257     3.98    206,959     8,997    4.35

Demand deposits                  18,624                         18,048                        18,207
Other liabilities                 2,808                          3,154                         3,263
                                -------                        -------                       -------

    Total liabilities           268,093                        253,694                       228,429

Stockholders'  equity            17,074                         15,463                        12,970
                                 ------                         ------                        ------

    Total liabilities and
      Stockholders'
      equity                   $285,167                       $269,157                      $241,399
                               ========                       ========                      ========


Net interest income                        $ 8,935                       $ 8,698                       $ 7,461
                                           =======                       =======                       =======
Interest rate spread                                   2.77%                         2.96%                        2.79%
Gross interest margin                                  3.24%                         3.36%                        3.23%


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

                                             2000 vs. 1999                1999 vs. 1998
                                            Changes Due to                Changes Due to
                                         Increased (Decreased)         Increased (Decreased)
                                        ------------------------      -------------------------
                                        Rate    Volume     Total      Rate    Volume     Total
                                        ----    ------     -----      ----    ------     -----
                                                        (Dollars in Thousands)
Interest income:
   Loans                               $  520    $   55    $  575      $(322)   $  728   $   406
   Mortgage-backed securities             263       463       726         46       803       849
   Short-term investments                   8       134       142        (22)       73        51
   Investment securities                   27       504       531        (31)      222       191
                                        -----     -----     -----       ----     -----    ------

      Total                               818     1,156     1,974       (329)    1,826     1,497

Interest expense:
   Deposits                               759       717     1,476       (641)      675        34
   Borrowed funds                         483      (222)      261       (136)      362       226
                                        -----     -----     -----       ----     -----    ------

      Total                             1,242       495     1,737       (777)    1,037       260
                                        -----     -----     -----       ----     -----    ------

Net interest and dividend income       $ (424)   $  661    $  237      $ 448    $  789   $ 1,237
                                        =====     =====     =====       ====     =====    ======

Provision for Loan Losses. The provision for loan losses in 2000 was $60,000, a decrease of $40,000 or 40.0% from 1999 as growth of the loan portfolio slowed and asset quality improved in 2000. The ratio of the allowance for loan losses to non-performing loans was 787.3% at December 31, 2000, and 5,800.0% at December 31, 1999. For 2000, net loan charge-offs against the allowance for loan losses amounted to $55,000. See "Item 7 - Financial Condition - Allowance for Loan Losses".

The provision for loan losses in 1999 was $100,000, a decrease of $80,000 or 44.4% from 1998 principally as a result of a moderation of growth in the loan portfolio. The ratio of the allowance for loan losses to non-performing loans was 5,800.0% at December 31, 1999, and 372.2% at December 31, 1998. For 1999,
net loan charge-offs against the allowance for loan losses amounted to $44,000. See "Item 7 - Financial Condition - Allowance for Loan Losses".

The amount of provision for loan losses that the Company records is predicated on several factors including asset quality, growth in the loan portfolio and market and economic conditions. The level of provisions recorded in 1999 through 2000 reflect the fact that the composition of the portfolio is primarily residential mortgages which carry a lower risk than commercial and commercial real estate. Levels of non-performing loans have also decreased. The decrease in the provision in 2000 is reflective of slower growth in the loan portfolio and continued strong asset quality. Future provisions will be dictated by the ongoing quality of the portfolio and economic conditions that may impact the loan portfolio. Loan loss provisions may be substantially increased if conditions dictate.

Increases in the allowance for loan losses or reductions in the carrying values of non-performing assets could be required by regulatory agencies as a result of their examinations. The Bank was most recently examined by the Massachusetts Commissioner of Banks in the first quarter of 2000. The Company was most recently examined by the Federal Reserve Bank in the third quarter of 2000.

Non-interest Income. The company recorded income from non-interest sources of $1.7 million in 2000, $2.9 million in 1999 and $2.4 million in 1998. The decrease of $1.2 million in 2000 resulted from a decline of $1.2 million in mortgage banking gains. The increase in 1999 was primarily due to $308,000 in added deposit account fees.

Deposit account fees totaled $1.7 million, $1.5 million and $1.2 million in 2000, 1999 and 1998, respectively, and was derived primarily from customer service charges and fees. Loan late charges and other fees decreased during 2000 by $90,000 to $127,000, while increasing by $13,000 in 1999 to $217,000. The majority of the increase in deposit fee income in each of the two years is due to increased debit card income and overdraft income. As customers increasingly use debit cards or non-customers use the Company's multiple ATM's, overall fee income has increased.

Non-interest Expense. Non-interest expenses decreased $91,000 or 1.3% to $6.8 million in 2000 while increasing $1.3 million or 23.5% to $6.9 million in 1999. The decrease in 2000 was primarily due to the decline in professional fees. The increase in 1999 reflects the opening of two branches in mid-1998, which fully impacted expenses in 1999.

Salaries and employee benefits, the largest component of non-interest expense, decreased $20,000 to $3.2 million in 2000 and increased $673,000 in 1999 to $3.2 million. The increase in 1999 was primarily due to increased costs from the branch openings.

Office occupancy and equipment decreased $2,000 to $914,000 in 2000 and increased $219,000 in 1999 to $916,000. The increase in 1999 was primarily due to increased costs to operate branch locations.

Data processing expenses totaled $924,000 in 2000, $798,000 in 1999 and $691,000 in 1998. Data processing expenses increased $126,000 in 2000 and $107,000 in 1999 due to a higher loan and deposit base, as well as the addition of internet banking.

Professional fees, including corporate legal and accounting and auditing expenses, totaled $337,000 in 2000, $778,000 in 1999 and $248,000 in 1998.
Professional fees decreased $441,000 in 2000 due to the one time expense in 1999 to form the holding company and REIT.

Marketing expenses totaled $524,000 in 2000, $537,000 in 1999 and $632,000 in 1998. The Company expends considerable expense to generate loan and deposit customers.

Other operating expenses totaled $859,000 in 2000, $921,000 in 1999 and $890,000 in 1998. Some of the cost savings in 2000 result from the continued focus on cost containment. The Company has experienced some savings in the area of corporate insurance.

Federal and State Income Tax Expense. The Company recorded tax expenses of $1.1 million, $1.3 million and $1.5 million in 2000, 1999 and 1998, respectively, and realized effective tax rates of 30.0%, 28.7% and 36.0%, respectively. The income tax expense decrease of $187,000 in 2000 resulted from a reduction in the valuation allowance of $190,000 in 2000.

Recognition of deferred tax assets and liabilities is based on the expected future tax consequences of temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. Measurement of deferred tax assets and liabilities is based upon the provision of enacted tax laws and the effects of future changes in tax laws or rates.

ASSET AND LIABILITY MANAGEMENT

The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Our assumption is that NOW and DDA accounts, which generally are subject to immediate withdrawal, have effective maturities over five years. Premium savings accounts are assumed to have maturities of six to twelve months, while base rate savings accounts are assumed to have maturities over five years. Savings accounts are generally subject to immediate withdrawal. Money market accounts have an effective maturity up to five years. At December 31, 2000, the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was a negative $9.5 million or 3.3% of total assets.

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

The following table summarizes the contractual maturities or assumed repricing of the Company's assets, liabilities and equity at December 31, 2000:

                                                            Assets/Liabilities Maturing or Repricing at December 31, 2000 in:
                                                  ---------------------------------------------------------------------------------
                                                     0-6          6-12           1-2           3-5          Over 5
                                                   Months        Months         Years         Years         Years          Total
                                                 ---------     ---------      ---------     ---------       ------       ---------
                                                           (Dollars in Thousands)
Assets:
   Residential ARM loans                         $  16,841     $  18,273      $  21,364     $  45,740       $     -      $ 102,218
   Residential fixed rate mortgage loans             4,335         4,208          7,583        17,845        28,736         62,707
   Loans held for sale                               5,003             -              -             -             -          5,003
   Home equity loans                                30,968             8             11            57           168         31,212
   Commercial loans                                  1,572           518            828         1,539         1,241          5,698
   Consumer loans                                      382           121             21            35           743          1,302
   Fixed MBS held-to-maturity                          720           732          1,370         3,186         4,702         10,710
   Callable debentures held-to-maturity              2,010         2,253          6,120         2,000         3,998         16,381
   Corporate debt securities held-to-maturity            -             -              -             -         3,191          3,191

   Fixed MBS available-for-sale                        125           117            211           480           599          1,532
   ARM MBS available-for-sale                       17,975        11,116              -             -           784         29,875
   Callables debentures available-for-sale               -             -          1,999             -             -          1,999

   Equity securities                                 3,000             -              -             -         1,075          4,075
   Cash and due from banks                               -             -              -             -         8,836          8,836
   Non-earnings assets                                   -             -              -             -         3,095          3,095
                                                 ---------     ---------      ---------     ---------     ---------      ---------

   Total                                            82,931        37,346         39,507        70,882        57,168        287,834

Liabilities and equity capital:
   Interest bearing NOW accounts                         -             -              -             -        34,871         34,871
   Demand deposits                                       -             -              -             -        22,855         22,855
   Savings                                               -         8,559              -             -        30,972         39,531
   Money market deposits                            35,413         9,087         10,790        10,793             -         66,083
   Certificates of deposit                          38,907        19,709         12,003         3,278             -         73,897
   Borrowings                                          108        18,000          7,000         7,000             -         32,108
   Other liabilities                                     -             -              -             -         3,370          3,370
   Equity capital                                        -             -              -             -        15,119         15,119
                                                 ---------     ---------      ---------     ---------     ---------      ---------

   Total                                            74,428        55,355         29,793        21,071       107,187        287,834
                                                 ---------     ---------      ---------     ---------     ---------      ---------

Excess (deficiency) of assets over
   liabilities and equity capital                $   8,503     $ (18,009)     $   9,714     $  49,811     $ (50,019)     $       -
                                                 =========     =========      =========     =========     =========      =========

Cumulative Gap                                   $   8,503     $  (9,506)     $     208     $  50,019     $       -      $       -

Cumulative assets as a % of cumulative
   liabilities and equity capital                   111.42%         92.68%       100.13%       127.69%        100.00%

Cumulative excess (deficiency) of assets
   over liabilities and equity capital as a
   % of total assets                                  2.95%         (3.30)%        0.07%        17.38%          0.00%

LIQUIDITY

The primary sources of funds for the Company are deposits, borrowings from the FHLB of Boston, the sale of loans, loan amortization, prepayments and maturities, and the sale of investments and mortgage-backed securities available for sale. Total deposits and FHLB borrowings increased by $14.3 million, or 5.6%, during 2000, and increased by $2.3 million, or 0.9%, during 1999.

During 2000 and 1999, the Company used its sources of funds primarily to meet commitments to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to purchase investment securities. At December 31, 2000 and 1999, approved loan commitments outstanding amounted to $3.4 million and $6.8 million, respectively. At the same dates, commitments of the Company to borrowers under unused lines of credit and home equity credit lines amounted to $36.9 million and $31.9 million, respectively, and the unadvanced portions of residential owner-occupied construction loans amounted to $484,000 and $573,000, respectively.

The Company monitors its liquidity in accordance with guidelines established by its Asset/Liability and Investment Policies. Management believes that the Company currently has adequate liquidity available to meet operating needs. To meet unexpected demands, the Company has borrowing capabilities with the FHLB of Boston. At December 31, 2000, the total borrowing capacity was $104.2 million. See "Item 1 - Business - Source of Funds - Borrowings".

CAPITAL RESOURCES

The following table summarizes the Company's and Bank's required and actual regulatory capital ratios and amounts at December 31, 2000. The required ratios included in the table are the capital minimums for December 31, 2000, as required by FRB and FDIC regulations:

                                     Required                Actual                      Excess
                               -------------------     -------------------        --------------------
                                Amount     Percent      Amount      Percent        Amount       Percent
                                ------     -------      ------      -------        ------       -------
                                                       (Dollars in Thousands)
Regulatory Tier 1
  leverage capital ratio
    Company                   $11,614       4.0%       $ 14,623      5.04%  (1)    $  3,009       1.04%
    Bank                       11,560       4.0          14,863      5.14   (1)       3,303       1.14

Risk-based:
  Tier 1
    Company                   $ 5,688       4.0%       $ 14,623    10.28%(2)       $  8,935       6.28%
    Bank                        5,679       4.0          14,863     10.47   (2)       9,184       6.47
  Total risk-based

    Company                   $11,377       8.0%       $ 16,398    11.53%   (2)    $  5,021       3.53%
    Bank                       11,358       8.0          16,638     11.72   (2)       5,280       3.72

(1) Regulatory Tier 1 leverage capital differs from the ratio of stockholders' equity to total assets calculated in accordance with generally accepted accounting principles. Additionally, the Regulatory Tier 1 leverage capital calculation utilizes average assets for the fourth quarter of 2000, which were $290,356 and $289,011 for the Company and Bank, respectively.

(2) Based upon total risk-based assets of $142,211 and $141,970 for the Company and Bank, respectively.

In the first quarter of 2000, the Company announced a 10% stock repurchase plan and, subsequently, upon completion of the plan announced a second one in the third quarter of 2000. In total, the Company repurchased 454,000 shares in 2000 at a weighted average price of $8.93 per share. The stock repurchase plan was implemented in order to enhance shareholder value.

Ipswich Statutory Trust I (the Trust), a Connecticut statutory trust, was created in February 2001. The Trust exists for the exclusive purpose of (i) issuing and selling Common Securities to the Company and Preferred Securities to the public (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire 10.20% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient or incidental thereto (such as registering the transfer of the Trust Securities). Accordingly, the Junior Subordinated Debentures will be the sole assets of the Trust. The preferred securities accrue and pay distributions semi-annually at an annual rate of 10.20% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the semi-annual distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the Trust. In the first quarter of fiscal 2001, the Trust sold $3.5 million of its trust preferred securities to the public and $109,000 of its common securities to the Company. The trust preferred securities are mandatory redeemable upon the maturity of the Junior Subordinated Debentures on February 22, 2031 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after February 22, 2011 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The costs will be amortized into operating expense over the life of the securities. The Company owns all of the common securities of the Trust, the only voting security, and as a result, the Trust is a subsidiary of the Company.

For further information regarding the Company's capital resources, see "Item 1 - Business - Stockholders' Equity and Regulatory Matters".

DIVIDENDS

During 1995, the Company established a policy whereby the Board of Directors declares quarterly cash dividends, after a review of earnings, capital and asset quality trends. Dividends were initiated in the third quarter of 1995 by the declaration of a post-split $.005 dividend per common share. In total, the Company declared dividends of $955,000, $629,000 and $407,000 or $.41, $.25 and $.17 per share in 2000, 1999 and 1998, respectively. The declaration of future cash dividends will be subject to operating results, financial conditions, regulatory, tax considerations and other factors.

In the third quarter of 1997, the common stock was split 2-for-1, effected by means of a stock dividend. This dividend was paid as a result of the Company's desire to increase the number of shares outstanding, in order to improve the trading liquidity of its shares. The number of shares outstanding at December 31, 2000 and 1999 was approximately 2.1 million and 2.5 million, respectively.

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

RECENT ACCOUNTING DEVELOPMENTS

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of this statement did not have a significant effect on the Company's financial condition, liquidity or results of operation.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's success is dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Because the Company does not maintain a trading portfolio it is not exposed to significant market risk from trading activities.

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

The following reflects the Company's NII sensitivity analysis as of December 31:

                                                   Estimated
             Rate Change                       NII Sensitivity
             -----------                       ---------------
                                               2000        1999
                                               ----        ----

                +200bp                        (3.10)%    (5.29)%
                -200bp                        (0.24)%     6.04%

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

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page

Independent Auditors' Report                                               34


Consolidated Balance Sheets                                                35


Consolidated Statements of Income                                          37


Consolidated Statements of Changes in Stockholders' Equity                 39


Consolidated Statements of Cash Flows                                      41


Notes to Consolidated Financial Statements                                 44

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ipswich Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of Ipswich Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ipswich Bancshares, Inc. and Subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

Portland, Maine                                        Limited Liability Company
January 19, 2001

                             IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                   December 31, 2000 and 1999
                          (Dollars in Thousands Except Per Share Data)


                                     ASSETS

                                                                            2000         1999
                                                                        ---------     ---------
Cash and due from banks (note 2)                                        $   8,836     $   6,552
Interest-bearing deposits                                                       -             2
Federal funds sold (note 2)                                                     -         1,705
                                                                        ---------     ---------

      Total cash and cash equivalents                                       8,836         8,259

Investment securities available for sale, at market value; amortized
   cost of $33,452 and $39,485 (notes 3 and 12)                            34,228        39,502

Investment securities held to maturity, at cost; market value
   of $30,374 and $27,061 (notes 3 and 12)                                 30,282        28,069

Loans held for sale (note 4)                                                5,003             -

Loans (notes 5 and 12)                                                    203,137       193,327
Allowance for loan losses (note 6)                                         (1,803)       (1,798)
                                                                        ---------     ---------

      Net loans                                                           201,334       191,529

Stock in Savings Bank Life Insurance Company                                  253           253

Stock in FHLB of Boston (notes 9 and 12)                                    3,000         3,977

Banking premises and equipment, net (note 7)                                2,983         3,168

Other real estate owned (note 8)                                                -           111

Accrued interest receivable                                                 1,435         1,248

Mortgage servicing rights (note 10)                                           225             -

Other assets                                                                  255           182
                                                                        ---------     ---------

      Total assets                                                      $ 287,834     $ 276,298
                                                                        =========     =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

                                                                                2000         1999
                                                                             ---------     ---------
Liabilities:
   Deposits (note 11)                                                        $ 237,237     $ 210,082
   Borrowed funds (note 12)                                                     32,108        45,000
   Mortgagors' escrow accounts                                                     972           993
   Accrued expenses and other liabilities                                        1,726         2,731
   Deferred income tax liability (note 13)                                         672           517
                                                                             ---------     ---------

      Total liabilities                                                        272,715       259,323

Commitments and contingencies (notes 4, 7, 13 and 17)

Stockholders' equity (notes 14 and 15):

   Serial preferred stock, $.10 par value per share; 1,000,000 shares
      authorized, none issued                                                        -             -
   Common stock, $0.10 par value per share; 12,000,000 shares authorized,
      2,525,552 and 2,525,427 shares issued                                        253           253
   Additional paid-in capital                                                    2,297         2,262
   Retained earnings                                                            16,150        14,450
   Treasury stock at cost (454,000 shares)                                      (4,054)            -
   Accumulated other comprehensive income (note 3)                                 473            10
                                                                             ---------     ---------

      Total stockholders' equity                                                15,119        16,975

      Total liabilities and stockholders' equity                             $ 287,834     $ 276,298
                                                                             =========     =========

See accompanying notes.

                               IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31, 2000, 1999 and 1998
                            (Dollars in Thousands, Except Per Share Data)


                                                                       2000         1999        1998
                                                                     --------     --------    --------

Interest and dividend income:
   Loans                                                             $ 14,888     $ 14,313    $ 13,907
   Federal funds sold and interest bearing deposits                       328          187         136
   Investment securities available for sale                             2,822        2,233       1,108
   Investment securities held to maturity                               1,891        1,222       1,307
                                                                     --------     --------    --------

      Total interest and dividend income                               19,929       17,955      16,458

Interest expense:
   Deposits (note 11)                                                   8,052        6,576       6,542
   Borrowed funds                                                       2,942        2,681       2,455
                                                                     --------     --------    --------

      Total interest expense                                           10,994        9,257       8,997
                                                                     --------     --------    --------

      Net interest and dividend income                                  8,935        8,698       7,461

Provision for loan losses (note 6)                                         60          100         180
                                                                     --------     --------    --------

      Net interest and dividend income after provision
         for loan losses                                                8,875        8,598       7,281

Non-interest income:
   Net mortgage banking gains (losses) (note 4)                          (147)       1,030       1,466
   Net gain (loss) on sale of mortgage servicing rights (note 10)          15           63        (196)

   Loan servicing (expenses) income, net (note 10)                         (2)          21        (341)
   Deposit account fees                                                 1,701        1,504       1,196
   Other loan fees                                                        127          217         204
   Gains on sales of securities available for sale, net (note 3)           33           78          93

   Other                                                                    9           12          15
                                                                     --------     --------    --------

      Total non-interest income                                         1,736        2,925       2,437
                                                                     --------     --------    --------

      Net interest, dividend and non-interest income                   10,611       11,523       9,718

                                       37

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                  Years Ended December 31, 2000, 1999 and 1998
                  (Dollars in Thousands, Except Per Share Data)


                                                  2000        1999         1998
                                                -------     -------     -------
Non-interest expenses:
   Salaries and employee benefits (note 15)     $ 3,212     $ 3,232     $ 2,559
   Occupancy and equipment expenses (note 7)        914         916         697
   Data processing expenses                         924         798         691
   Professional fees                                337         778         248
   Advertising and marketing expenses               524         537         632
   FDIC and DIF deposit insurance                    52          36          27
   OREO income, net (note 8)                         (3)       (308)       (148)
   Other                                            859         921         890
                                                -------     -------     -------

      Total non-interest expenses                 6,819       6,910       5,596
                                                -------     -------     -------

      Income before income taxes                  3,792       4,613       4,122

Income tax expense (note 13)                      1,137       1,324       1,484
                                                -------     -------     -------

      Net income                                $ 2,655     $ 3,289     $ 2,638
                                                =======     =======     =======

Basic earnings per share (notes 1 and 16)       $  1.12     $  1.33     $  1.10
Diluted earnings per share (notes 1 and 16)        1.10        1.29        1.03

Dividends per share                                 .41         .25         .17


See accompanying notes.

                                           IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Years Ended December 31, 2000, 1999 and 1998
                                        (Dollars in Thousands Except Per Share Data)

                                                                                                    Accumulated
                                                                                                       Other       Total
                                                                 Additional                           Compre-      Stock-
                                          Shares       Common      Paid-in    Retained   Treasury     hensive     holders'
                                          Issued        Stock      Capital    Earnings     Stock       Income      Equity
                                         ---------         ---       -----      ------      ---      ---------    ---------
Balance at December 31, 1997             2,385,076   $     239   $   1,969   $   9,559      $-       $      66    $  11,833

Stock options exercised                      7,210           -          18           -       -               -           18
Issuance of stock rights                         -           -          22           -       -               -           22
Cash dividends                                   -           -           -        (407)      -               -         (407)
Comprehensive income:
  Net income                                     -           -           -       2,638       -               -        2,638
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $63            -           -           -           -       -               -           93

    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $17                -           -           -           -       -               -           26
                                                                                                                  ---------

  Other comprehensive income                     -           -           -           -       -             119          119


Total comprehensive income                       -           -           -           -       -               -        2,757
                                         ---------         ---       -----      ------      ---      ---------    ---------

Balance at December 31, 1998             2,392,286         239       2,009      11,790       -             185       14,223

Stock options exercised                    133,141          14         226           -       -               -          240
Issuance of stock rights                         -           -          27           -       -               -           27
Cash dividends                                   -           -           -        (629)      -               -         (629)

Comprehensive income:
  Net income                                     -           -           -       3,289       -               -        3,289
  Other comprehensive income:
    Unrealized holding losses on
      securities, net of taxes of $150           -           -           -           -       -               -         (223)

    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $33                -           -           -           -       -               -           48

                                                                                                                   --------
  Other comprehensive income (loss)              -           -           -           -       -            (175)        (175)


Total comprehensive income                       -           -           -           -       -               -        3,114
                                         ---------         ---       -----      ------      ---      ---------    ---------

Balance at December 31, 1999             2,525,427         253       2,262      14,450       -              10       16,975

                                       39

                                         IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (CONTINUED)

                                       Years Ended December 31, 2000, 1999 and 1998
                                       (Dollars in Thousands Except Per Share Data)


                                                                                                   Accumulated
                                                                                                     Other       Total
                                                             Additional                             Compre-      Stock-
                                         Shares     Common     Paid-in     Retained     Treasury     hensive     holders'
                                         Issued      Stock      Capital     Earnings      Stock      Income       Equity
                                         ------      -----      -------     --------      -----      ------       ------
Balance at December 31, 1999            2,525,427   $ 253       $ 2,262      $14,450    $      -       $  10      $16,975

Stock options exercised                       125       -             1            -           -           -            1
Issuance of stock rights                        -       -            34            -           -           -           34
Cash dividends                                  -       -             -         (955)          -           -         (955)
Treasury stock purchased
  (454,000 shares at an average
  price of $8.93)                               -       -             -            -      (4,054)          -       (4,054)

Comprehensive income:
  Net income                                    -       -             -        2,655           -           -        2,655
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $286          -       -             -            -           -           -          446

    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $10               -       -             -            -           -           -           17
                                                                                                                  -------
  Other comprehensive income                    -        -            -            -           -         463          463
                                                                                       -------

Total comprehensive income                      -        -            -            -           -           -        3,118
                                         ---------   -----      -------      -------     -------       -----      -------

Balance at December 31, 2000             2,525,552   $ 253      $ 2,297      $16,150     $(4,054)      $ 473      $15,119
                                         =========   =====      =======      =======     =======       =====      =======



See accompanying notes.

                                IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years Ended December 31, 2000, 1999 and 1998
                                         (Dollars in Thousands)

                                                                         2000       1999        1998
                                                                      --------  ----------    --------
Net cash flows from operating activities:
   Net income                                                         $  2,655  $    3,289    $  2,638
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
       Provision for loan losses                                            60         100         180
       Deferred income tax (benefit) expense                              (141)         88          61
       Depreciation expense                                                347         337         244
       Amortization of premiums on investment securities, net               62         148          59
       Losses (gains) on sale of loans                                     147      (1,030)     (1,466)
       Gains on sales of investment securities available for sale          (33)        (78)        (93)
       Loss (gains) on sale of other real estate owned                       1        (340)       (224)
       Origination of loans held for sale                              (30,299)    (59,545)   (134,915)
       Proceeds from sale of loans                                      15,410      16,620      28,872
       Proceeds from sale of securitized loans                           9,739      67,955      91,540
       (Increase) decrease in net loan origination costs                  (401)       (208)        228
       Increase (decrease) on loan discounts                                 5          (3)        (40)
       (Increase) decrease in mortgage servicing rights                   (225)        229         257
       (Increase) decrease in accrued interest receivable                 (187)       (195)         83
       (Increase) decrease in other assets, net                            (73)         65         (85)
       (Decrease) increase in accrued expenses and other liabilities    (1,005)        (28)         52
                                                                      --------  ----------    --------

   Net cash provided (used) by operating activities                     (3,938)     27,404     (12,609)

Net cash flows from investing activities:
   Purchase of investment securities available for sale                (13,543)    (19,490)    (16,722)
   Principal paydowns on investment securities available for sale       10,148      12,722       8,390
   Proceeds from the sale of investment securities available for sale    9,976       4,963       3,475
   Purchase of investment securities held to maturity                   (3,191)    (20,826)     (4,008)
   Principal paydowns on investment securities held to maturity            976       2,964      10,498
   Redemption (purchases) of stock in FHLB of Boston                       977      (1,072)       (861)
   Net increase in loans                                               (10,044)    (13,216)    (23,837)
   Proceeds from sales of other real estate owned                          110       1,009         720
   Purchases of equipment, net                                            (162)       (207)       (883)
                                                                      --------  ----------    --------

   Net cash used in investing activities                                (4,753)    (33,153)    (23,228)

                                       41

                                      IPSWICH BANCSHARES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (CONTINUED)

                                   Years Ended December 31, 2000, 1999 and 1998
                                              (Dollars in Thousands)

                                                                            2000           1999            1998
                                                                          ---------      ---------      ---------
Cash flows from financing activities:
   Net increase in deposits                                               $  27,155      $  10,325      $  28,516
   Proceeds from Federal Home Loan Bank advances                             66,008        120,000         96,012
   Repayment of Federal Home Loan Bank advances                             (78,900)      (128,000)       (83,372)
   (Decrease) increase in mortgagors' escrow accounts                           (21)           (50)           345
   Proceeds from the issuance of common stock and stock rights                   35            267             40
   Cash dividends                                                              (955)          (629)          (407)
   Purchase of treasury stock                                                (4,054)             -              -
                                                                          ---------      ---------      ---------

   Net cash provided by financing activities                                  9,268          1,913         41,134
                                                                          ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                            577         (3,836)         5,297

Cash and cash equivalents at beginning of year                                8,259         12,095          6,798
                                                                          ---------      ---------      ---------

Cash and cash equivalents at end of year                                  $   8,836      $   8,259      $  12,095
                                                                          =========      =========      =========

Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest on deposit accounts                                         $   8,052      $   6,576      $   6,542
     Interest on borrowed funds                                               2,904          2,711          2,412
     Income tax                                                               2,534            601          1,191

Supplemental schedule of non-cash investing and financing activities:
   Conversion of residential real estate loans to mortgage-
     backed securities                                                    $     584      $   8,996          $   -
   Transfer of investment securities held to maturity to
     investment securities available for sale (note 2)                            -              -         10,698
   Transfer of loans to other real estate owned                                   -             62              -
   Net (decrease) increase required by Statement of Financial
       Accounting Standards No. 115:
       Investment securities                                                    759           (292)           199
       Deferred income tax liability                                            296           (117)            80
       Net unrealized gain on investment securities
         available for sale                                                     463           (175)           119

See accompanying notes.

                      (This page intentionally left blank)

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


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

          During 2000, the Company dissolved Historic Ipswich, Inc. and Rowley Investment Corporation.

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

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

1.   Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

          Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired by foreclosure and the valuation of mortgage servicing rights.

          A substantial portion of the Company's loans are secured by real estate in Essex County in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in its geographic area.

     (c)  Investments

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

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

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

     (f)  Allowance for Loan Losses

          The allowance for loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. Management, in evaluating current information and events regarding the borrowers' ability to repay their obligations, considers commercial loans over $200 to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement; other loans are evaluated collectively for valuation. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

          The Company sets the level of its allowance for loan losses based on a number of factors. Management uses available information (such as current economic conditions, levels of nonperforming loans, delinquency trends and collateral values) to assess the adequacy of the allowance and to determine future additions to the allowance. The process involves substantial uncertainties; ultimate losses may vary from current estimates. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses," and "Item 8 - Note 6 of Notes to Consolidated Financial Statements".

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.   Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

     (g)  Mortgage Loan Servicing

          Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Industry average prepayment rates are considered when estimating the lives of the mortgage servicing rights. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are periodically obtained from an independent servicing portfolio valuation. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: maturity term, interest rate and product type (fixed-rate, adjustable-rate, etc.). The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

     (i)  Other Real Estate Owned

          Other real estate owned includes those properties acquired through foreclosure or deed-in-lieu of foreclosure which are carried at the lower of fair value minus estimated costs to sell or cost. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense. Gains on sales subsequent to foreclosure are recognized in operations when realized.

     (j)  Investment in Real Estate Limited Partnerships

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

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 1.  Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

     (l)  Advertising Costs

          Advertising costs are expensed as they are incurred.

     (m)  Incentive Compensation

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

          Pension costs are funded as accrued.

     (o)  Income Taxes

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

     (p)  Other Comprehensive Income

          Accumulated other comprehensive income consists solely of unrealized appreciation on investment securities available for sale, net of taxes.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 1.  Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------

     (q)  Earnings per Share

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

     (r)  Statement of Cash Flows

          For purposes of the statement of cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits and federal funds sold.

     (s)  Reclassification

          Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to 2000 presentation without effect on stockholders' equity or net income.

 2.  Federal  Funds  Sold,   Reserve   Requirements  and  Compensating   Balance
     Agreements

     Federal funds sold at December 31, 2000 and 1999 were $0 and $1,705, respectively, stated at cost, which approximates market, and mature within one month.

     The Federal Reserve Board requires the Company to maintain a reserve balance; the amount of this reserve balance at December 31, 2000 was $1,999.

     The Company has arrangements with a third party for processing money orders and treasurers checks. The arrangement requires the maintenance of a compensating balance. At December 31, 2000, the Company was required to maintain a compensating balance of $263.

 3.  Investment Securities

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

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 3.  Investment Securities (Continued)

     Available for Sale

     The amortized cost and approximate market values of investment securities available for sale at December 31 are summarized as follows:

                                                                       2000
                                                 -------------------------------------------------
                                                 Amortized    Unrealized    Unrealized     Market
                                                   Cost          Gains        Losses        Value
                                                ---------      ---------    ---------     --------
     U.S. Government Agency obligations          $ 2,000        $-            $  (1)      $  1,999
     Mortgage-backed securities                   30,705          702          -            31,407
     Marketable equity securities                    747           75          -               822
                                                 -------        -----         -----       --------

                                                 $33,452        $ 777         $  (1)      $ 34,228
                                                 =======        =====         =====       ========
                                                                       1999
                                                 -------------------------------------------------
                                                 Amortized    Unrealized    Unrealized     Market
                                                   Cost          Gains        Losses        Value
                                                ---------      ---------    ---------     --------
     U.S. Treasury bills and U.S. Government
        Agency obligations                       $ 8,865        $  -          $(106)      $  8,759
     Mortgage-backed securities                   30,620          217           (94)        30,743
                                                 -------        -----         -----       --------

                                                 $39,485        $ 217         $(200)      $ 39,502
                                                 =======        =====         =====       ========

     The following table sets forth the maturity distribution of investment securities available for sale at December 31. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            2000                      1999
                                                  ----------------------     ----------------------
                                                  Amortized      Market      Amortized       Market
                                                    Cost          Value        Cost           Value
                                                   -------      --------      -------      --------

     Within one year                               $  -         $   -         $ 4,865      $  4,865
     Due after five years through ten years          2,000         1,999        4,000         3,894
     Maturing after ten years:
        Mortgage-backed securities

          FNMA participation certificates           27,168        27,804       25,531        25,631
          FHLMC participation certificates           3,537         3,603        5,089         5,112
                                                   -------      --------      -------      --------

                                                   $32,705      $ 33,406      $39,485      $ 39,502
                                                   =======      ========      =======      ========

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 3.  Investment Securities (Continued)

     Proceeds from sales of investment securities available for sale during 2000, 1999 and 1998 amounted to $9,976, $4,963 and $3,475, respectively.
     The realized gains and losses on investment securities available for sale, for each of the three years ended December 31, is as follows:

                                           2000                  1999                 1998
                                  -------------------    -------------------   --------------------
                                  Realized   Realized    Realized   Realized   Realized    Realized
                                    Gains     Losses       Gains     Losses      Gains       Losses
                                    -----     ------       -----     ------      -----       ------
     U.S. Treasury notes            $   -      $  (3)      $  -      $   -        $   -     $   -
     U.S. Government Agency
        obligations                     -          -          -          -           63         -
     Mortgage-backed securities         5         (2)        49          -           16         (1)
     Marketable equity securities      37         (4)        29          -           15         -
                                    -----      -----       ----      -----        -----      -----

                                    $  42      $  (9)      $ 78      $   -        $  94      $  (1)
                                    =====      =====       ====      =====        =====      =====

     The Company had $217 of investment securities pledged for Treasury, Tax and Loan purposes to the FRB as of December 31, 2000.

     The following table summarizes the amounts of unrealized gains and losses on investment securities at December 31 which are included in accumulated other comprehensive income within stockholders' equity:

                                                              2000     1999
                                                             ------   -----
     Net unrealized gain on available for sale securities    $  776   $  17
     Related income tax benefit                                (303)     (7)
                                                             ------   -----

                                                             $  473   $  10
                                                             ======   =====

     Held to Maturity

     The amortized cost and approximate market values of investment securities held to maturity at December 31 are summarized as follows:

                                                                       2000
                                               ---------------------------------------------------
                                               Amortized     Unrealized    Unrealized      Market
                                                  Cost          Gains        Losses         Value
                                                 -------        -----         -----       --------
     U.S. Government Agency obligations          $16,381        $ 120         $ (94)      $ 16,407
     Mortgage-backed securities                   10,710           67           (58)        10,719
     Trust preferred debt securities               3,191           59            (2)         3,248
                                                 -------        -----         -----       --------

                                                 $30,282        $ 246         $(154)      $ 30,374
                                                 =======        =====         =====       ========

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 3.  Investment Securities (Continued)

                                                                       1999
                                               ---------------------------------------------------
                                               Amortized    Unrealized     Unrealized      Market
                                                  Cost         Gains         Losses         Value
                                                 -------        ---          -------      --------
     U.S. Government Agency obligations          $16,393        $  -         $  (617)     $ 15,776
     Mortgage-backed securities                   11,676           -            (391)       11,285
                                                 -------        ---          -------      --------

                                                 $28,069        $  -         $(1,008)     $ 27,061
                                                 =======        ===          =======      ========

     The following table sets forth the maturity distribution of investment securities held to maturity at December 31. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                2000                    1999
                                                        --------------------     -------------------
                                                         Amortized   Market      Amortized    Market
                                                           Cost      Value        Cost        Value
                                                         -------     -------    --------    -------
     After one to five years                             $ 2,000     $ 1,993    $  2,000    $ 1,935
     After five to ten years                              12,383      12,466      14,393     13,841
     Maturing after ten years:
        Mortgage-backed securities:
          FNMA participation certificates                  2,940       2,954       3,077      3,004
          FHLMC participation certificates                 4,377       4,429       4,868      4,796
          GNMA participation certificates                  3,393       3,336       3,731      3,485
        FHLMC debt obligations                             1,998       1,948        -          -
        Trust preferred debt obligations                   3,191       3,248        -          -
                                                         -------     -------    --------    -------

                                                         $30,282     $30,374    $ 28,069    $27,061
                                                         =======     =======    ========    =======


 4.  Loans Held for Sale and Gains on Sales of Loans

     The following table summarizes the amortized cost and estimated market value of loans held for sale at December 31:

                                               2000                           1999
                                    -------------------------       -------------------------
                                                    Estimated                        Estimated
                                    Amortized        Market         Amortized         Market
                                      Cost            Value           Cost             Value
                                    ---------       ---------       ---------       ---------
     Loans held for sale            $  5,003         $ 5,003          $-              $-

                                       52

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 4.  Loans Held for Sale and Gains on Sales of Loans (Continued)
     ----------------------------------------------------------

     The realized gains and losses on mortgage loans sold for each of the three years ended December 31, is as follows:

                                                                        Net
                               Realized            Realized            Gains
                                 Gains              Losses           (Losses)
                                -------            --------          --------

                  2000          $  163             $ (310)           $  (147)
                  1999           1,036                 (6)             1,030
                  1998           1,474                 (8)             1,466

     Certain loans sold by the Company are subject to repurchase. In the event one of these loans becomes 60 days or more delinquent in the first six months, beginning with the first payment due the purchaser, the Company would be required to repurchase the loan. Total loans sold subject to repurchase were approximately $918, $5,096 and $0 at December 31, 2000, 1999 and 1998, respectively.

 5.  Loans

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

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 5.  Loans (Continued)

     Loans at December 31 are summarized as follows:

                                                                  2000           1999
                                                               ---------      ---------
Loans:
   Residential                                                 $ 162,680      $ 162,633
   Residential owner-occupied construction                         1,837          1,463
   Land                                                               28             28
   Commercial real estate                                          5,670          4,845
   Home equity                                                    64,974         52,706
                                                               ---------      ---------

                                                                 235,189        221,675
   Less:
     Unadvanced funds on home equity loans                       (33,762)       (29,321)
     Unadvanced funds on owner-occupied construction loans          (484)          (573)
     Deferred loan origination costs, net                            987            586
     Unearned discount                                               (95)          (100)
                                                               ---------      ---------

        Loans, net                                               201,835        192,267

Other loans, net                                                   1,302          1,060
                                                               ---------      ---------

        Total loans                                            $ 203,137      $ 193,327
                                                               =========      =========

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

     The following schedule summarizes the loan activity to such related parties for the years ended December 31, 2000, 1999 and 1998.

                                                    2000    1999    1998
                                                    ----    ----    ----

           Balance at beginning of year            $ 432   $ 468   $ 655
           Loan originations                         584     413     317
           Amortization and payoffs                 (104)   (239)   (353)
           Loans sold                               (170)   (112)     -
           Directors/employees left company          (33)    (98)   (151)
                                                   -----   -----   -----

           Balance at end of year                  $ 709   $ 432   $ 468
                                                   =====   =====   =====

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 5.  Loans (Continued)

     The recorded investment in loans for which an impairment has been recognized at December 31, 2000 and 1999 was $229 and $31, respectively. The related allowance for loan losses at December 31, 2000 and 1999 was $11 and $16, respectively. The average recorded investment in impaired loans during 2000 and 1999 was $45 and $333, respectively. Interest income recognized on impaired loans during 2000 and 1999 and 1998 was $2, $71and $37, respectively, all of which was recorded on a cash basis.

     The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on non-accrual status or the terms of which have been modified.

 6.  Allowance for Loan Losses

     An analysis of the allowance for loan losses for the years ended December 31, is as follows:

                                                2000         1999          1998
                                               -------      -------      -------
Balance at beginning of year                   $ 1,798      $ 1,742      $ 1,673
Provision charged to operations                     60          100          180

Less loans charged-off                             (86)         (81)        (131)
Recoveries on loans previously charged-off          31           37           20
                                               -------      -------      -------

Net charge-offs                                    (55)         (44)        (111)
                                               -------      -------      -------

Balance at end of year                         $ 1,803      $ 1,798      $ 1,742
                                               =======      =======      =======

     The allowance for loan losses is allocated as follows:

                                                        2000     1999
                                                      -------  -------
     Commercial real estate                           $   158  $   151
     Residential real estate                              962    1,056
     Home equity and other consumer                       669      582
     Residential owner-occupied construction               14        9
                                                      -------  -------

     Total allowance                                  $ 1,803  $ 1,798
                                                      =======  =======

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 7.  Banking Premises and Equipment

     A summary of banking premises and equipment at December 31 is as follows:

                                                             2000      1999
                                                          --------  --------
             Land                                         $    207  $    207
             Building                                        2,179     2,179
             Equipment                                       2,804     2,646
             Leasehold improvements                            793       788
                                                          --------  --------

                                                             5,983     5,820
             Less accumulated depreciation                  (3,000)   (2,652)
                                                          --------  --------

                                                          $  2,983  $  3,168
                                                          ========  ========

     As of December 31, 2000, the Company was obligated under six non-cancelable operating leases for banking premises. Minimum future rentals over the next five years under the non-cancelable operating leases are as follows:

                Year ending
               December 31,                                           Amount
               -----------                                            ------

                  2001                                                $ 231
                  2002                                                  230
                  2003                                                  176
                  2004                                                   89
                  2005                                                   38

     Rent expense amounted to $248, $235 and $199 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leased out part of its facility, located in Ipswich, under a non-cancelable lease agreement. Rental income under this lease totaled $69, $50 and $56 at December 31, 2000, 1999 and 1998, respectively.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 8.  Other Real Estate Owned

     Other real estate owned at December 31, for which the Company has determined no allowance for losses is necessary, is as follows:

                                                       2000   1999
                                                      -----  ------
             Commercial                               $  -   $   49
             Residential                                 -       62
                                                      -----  ------

                                                      $  -   $  111
                                                      =====  ======

     An analysis of activity in other real estate owned for each of the years ended December 31, is as follows:

                                            2000          1999           1998
                                          -------        -------        -------
Balance at beginning of year              $   111        $   718        $ 1,214

Foreclosures                                    -             62              -
Net sales proceeds                           (110)        (1,009)          (720)
Gains (losses) on sales, net                   (1)           340            224
                                          -------        -------        -------

Balance at end of year                    $     -        $   111        $   718
                                          =======        =======        =======

     An analysis of income for other real estate owned for each of the years ended December 31, is as follows:

                                                2000        1999        1998
                                                ----        ----        ----
Rental income                                   $   4        $   8        $  26
Gains (losses) on sales                            (1)         340          224
Permitting costs                                    -          (29)        (112)
Foreclosure (expense reimbursement)                 -          (11)          10
                                                -----        -----        -----

                                                $   3        $ 308        $ 148
                                                =====        =====        =====

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


 9.   Stock in Federal Home Loan Bank of Boston

      As a member of the Federal Home Loan Bank of Boston (FHLB of Boston), the Company is required to invest in $100 par value (per share) stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. As and when such stock is redeemed, the Company would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 2000 and 1999, the Company held the required investment of $3,000 and $3,977, respectively.

10.   Mortgage Servicing Rights

      Loans serviced for others amounted to approximately $11,092, $0 and $18,848 at December 31, 2000, 1999 and 1998, respectively. Net servicing (expense) income amounted to approximately $(2), $21 and $(341) for the years ended December 31, 2000, 1999 and 1998, respectively.

      The following table summarizes the changes in mortgage servicing rights at December 31:

                                                2000        1999       1998
                                              -------      -------      -------
Balance at beginning of year                     $  -      $   229      $   543
Additions                                         229        1,171        1,452
Normal amortization                                (4)         (86)        (174)
Sale of mortgage servicing rights                   -       (1,314)      (1,417)
Additional amortization for prepayments             -            -         (175)
                                              -------      -------      -------

Balance at end of year                        $   225        $   -      $   229
                                              =======      =======      =======

Fair value at end of year                     $   225        $   -      $   229
                                              =======      =======      =======

      During 1999 the Company sold the rights to service approximately $90,000 in loans and recognized a gain of $15 in 2000 and $63 in 1999 as a result of the sale. During 1998 the Company sold the rights to service approximately $90,000 in loans and recognized a loss of $196 as a result of the sale.

      An analysis of the mortgage servicing rights valuation account at December 31 is as follows:

                                                                         2000       1999      1998
                                                                         ----       ----      ----
      Balance at beginning of year                                      $  -       $  -      $ (57)
      Write up (down) of servicing rights through charge
         to servicing income                                               -          -       (141)
      Sale of mortgage servicing rights                                    -          -        198
                                                                        -----      -----     -----

      Balance at end of year                                            $  -       $  -      $  -
                                                                        =====      =====     =====

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


11.   Deposits

      Deposits at December 31 are summarized as follows:

                                                           2000       1999
                                                         --------  ---------
      Demand deposits (non-interest bearing)             $ 22,855  $  15,209
      NOW accounts                                         34,871     27,481
      Savings accounts                                     39,531     37,704
      Money market deposit accounts                        66,083     62,859
      Certificates of deposit                              73,897     66,829
                                                         --------  ---------

                                                         $237,237  $ 210,082
                                                         ========  =========

      Deposits of $100 or more totaled approximately $77,554 and $72,592 at December 31, 2000 and 1999, respectively, of which $16,885 and $11,211 are certificates of deposit in 2000 and 1999, respectively.

      The following table shows the scheduled maturity of certificates of deposit accounts at December 31:

                                                    2000                         1999
                                          -----------------------       -----------------------
                                          Amount          Percent       Amount           Percent
                                          ------          -------       ------         -------
         Within one year                  $58,616           79.3%      $ 51,923          77.7%
         1-2 years                         11,846           16.0         12,374          18.5
         2-3 years                          1,495            2.0          2,339           3.5
         3-4 years                          1,233            1.7            193            .3
         4-5 years                            707            1.0           -               -
                                           -------           ----       --------          ----

                                          $73,897          100.0%      $ 66,829         100.0%
                                          =======          =====       ========         =====

      Interest on deposits classified by type for the years ended December 31 is as follows:

                                                    2000     1999     1998
                                                   ------   ------   ------
         NOW accounts                              $  233   $  176   $  203
         Saving accounts                              879      868      937
         Money market deposit accounts              3,055    2,441    2,030
         Certificates of deposits                   3,885    3,091    3,372
                                                   ------   ------   ------

                                                   $8,052   $6,576   $6,542
                                                   ======   ======   ======

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


12.   Borrowed Funds

      A summary of Federal Home Loan Bank of Boston advances at December 31, follows:

                                                   2000                           1999
                                         -----------------------        -------------------------
                                                        Weighted                         Weighted
                                                         Average                          Average
                                         Amount           Rate           Amount            Rate
                                         -------          ----          --------           ----
        Maturity in:
           2000                          $  -               - %         $ 40,000           5.82%
           2001                           18,108            6.29           5,000           5.18
           2002                            7,000            6.70            -              -
           2003                            2,000            6.91            -              -
           2005                            5,000            7.45            -              -
                                         -------            ----        --------           ----

                                         $32,108            6.60%       $ 45,000           5.75%
                                         =======            ====        ========           ====

      The Company has a total borrowing capacity of $104,152 with the Federal Home Loan Bank of Boston at December 31, 2000. Advances from the Federal Home Loan Bank of Boston are secured by FHLB of Boston stock, a blanket lien on the residential first mortgage loans and investment securities owned by Ipswich Savings Bank.

13.   Income Taxes

      The components of income tax expense for each of the years ended December 31, are as follows:

                                            2000           1999           1998
                                          -------        -------        -------
Federal income tax expense:
   Current                                $ 1,229        $ 1,204        $ 1,219
   Deferred                                    36             91            149

State income tax expense:
   Current                                     50             32            204
   Deferred                                    12            118            (66)

Change in valuation reserve                  (190)          (121)           (22)
                                          -------        -------        -------

                                          $ 1,137        $ 1,324        $ 1,484
                                          =======        =======        =======

                                       60

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


13.   Income Taxes (Continued)

     The effective income tax rate for each of the years ended December 31, 2000, 1999 and 1998 was 30.0%, 28.7% and 36.0%, respectively. A reconciliation of expected tax expense at the statutory federal income tax rate to income before income taxes, is as follows:

                                                2000                     1999                    1998
                                        ---------------------   ---------------------    ---------------------
                                                        % of                     % of                   % of
                                                       Pretax                  Pretax                   Pretax
                                         Amount        Income     Amount       Income     Amount        Income
                                         ------        ------     ------       ------     ------        ------
Computed expected tax expense at
   statutory rate                       $ 1,289         34.0%    $ 1,568         34.0%    $ 1,401         34.0%
Items affecting the federal income
   tax rate:
     State income taxes, net of
        federal tax benefit                  41          1.1          99          2.1          91          2.2
     Other                                   (3)        (0.1)       (222)        (4.8)         14          0.3
     Reduction in valuation reserve        (190)        (5.0)       (121)        (2.6)        (22)        (0.5)
                                        -------       ----       -------       ----       -------       ----


                                        $ 1,137         30.0%    $ 1,324         28.7%    $ 1,484         36.0%
                                        =======       ====       =======       ====       =======       ====

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                         2000            1999
                                                       -------          -------
Deferred tax asset:
   Loan loss reserves                                  $   720          $   708
   Other real estate owned                                  17               15
   Net operating loss carryforward                         138              184
   Alternative minimum tax credit                           40               40
   Business credits carryforward                           425              425
   All other                                                80              100
                                                       -------          -------

     Total gross deferred tax asset                      1,420            1,472

   Less valuation reserve                                 (235)            (425)
                                                       -------          -------

        Net deferred tax asset                           1,185            1,047

                                       61

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


13.   Income Taxes (Continued)

                                                            2000       1999
                                                           ------     ------
Deferred tax liabilities:
   Difference between book and tax carrying value of
     investment securities                                 $  303     $    7
   Banking premises and equipment, due to depreciation
     differences                                              324        351
   Servicing asset and deferred costs                         613        603
   Carrying basis of limited partnerships                     617        603
                                                           ------     ------

     Total gross deferred tax liability                     1,857      1,564
                                                           ------     ------

     Net deferred tax liability                            $(672)     $ (517)
                                                           ======     ======

      Management believes the existing net deductible temporary differences that give rise to the net deferred income tax asset will reverse in periods the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which off-setting gross taxable temporary differences are expected to reverse. Management believes that it is more likely than not that the net deferred income tax asset, including the net operating loss carryforward, at December 31, 2000 will be realized through the use of the on-going earnings capabilities of the Company.

      It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

      As of December 31, 2000, the Company had a net operating loss carry-forward for federal tax purposes of $406 expiring in 2007. Tax credit carry-forwards of approximately $425 expire in years 2003 through 2007.

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

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.

      The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2000 and 1999. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Company is also subject to similar capital adequacy requirements and the regulatory requirements of federal banking agencies.

      The actual capital amounts and ratios and minimum required amounts and ratios for the Company and the Bank as of December 31, 2000 and December 31, 1999 are presented in the following tables:

                                                                                         To be
                                                                                      Well Capital-
                                                                                       ized Under
                                                                    For Capital        Prompt Cor-
                                                                     Adequacy        rective Action
                                                   Actual            Purposes          Provisions
                                               ---------------    ---------------    --------------
                                                Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                ------   -----     ------   -----     ------   -----
      As of December 31, 2000
      -----------------------
      Total capital (to risk-weighted assets)
         Company                              $ 16,398   11.53%  $11,377     8.00%   $14,221   10.00%
         Bank                                   16,638   11.72    11,358     8.00     14,197   10.00
      Tier I capital (to risk-weighted assets)
         Company                              $ 14,623   10.28%  $ 5,688     4.00%   $ 8,533    6.00%
         Bank                                   14,863   10.47     5,679     4.00      8,518    6.00
      Tier I capital (to average assets)
         Company                              $ 14,623    5.04%  $11,614     4.00%   $14,518    5.00%
         Bank                                   14,863    5.14    11,560     4.00     14,451    5.00

                                       63

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


14.   Stockholders' Equity (Continued)

                                                                                         To be
                                                                                      Well Capital-
                                                                                       ized Under
                                                                    For Capital        Prompt Cor-
                                                                     Adequacy        rective Action
                                                   Actual            Purposes          Provisions
                                               ---------------    ---------------    --------------
                                                Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                ------   -----     ------   -----     ------   -----
      As of December 31, 1999
      -----------------------
      Total capital (to risk-weighted assets)
         Company                              $ 18,582   14.38%  $10,338     8.00%   $12,923   10.00%
         Bank                                   18,469   14.29    10,337     8.00     12,921   10.00
      Tier I capital (to risk-weighted assets)
         Company                              $ 16,964   13.13%  $ 5,169     4.00%   $ 7,754    6.00%
         Bank                                   16,852   13.04     5,169     4.00      7,753    6.00
      Tier I capital (to average assets)
         Company                              $ 16,964    6.33%  $10,713     4.00%   $13,392    5.00%
         Bank                                   16,852    6.29    10,717     4.00     13,391    5.00

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

      Incentive awards are determined according to a formula based upon the Company's return on average stockholders' equity in the calendar year as compared with a group of peer banks, as well as the individual participant's performance. Awards are paid as a bonus, calculated as a percentage of an individual officer's salary within the limitations of the plan. Bonus expense totaled $110, $150 and $157 during years ended December 31, 2000, 1999 and 1998, respectively.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


15.   Benefit Plans (Continued)

      401(k) Plan

      The Company has a 401(k) savings plan covering all salaried employees who become eligible to participate upon attaining the age of 21 and completing ninety days of continuous service. Participants may contribute from 1% to 15% of their pretax compensation. The Company matches participants' contributions at the rate of 50% of the first 6% of compensation contributed by the employee after one year of continuous service. Such matching contributions, which are fully vested when made, amounted to $52, $49 and $41 during the years ended December 31, 2000, 1999 and 1998, respectively.

      Split Dollar Agreement and Irrevocable Insurance Trust

      The Company has a split dollar agreement and irrevocable insurance trust agreement for the President of the Company whereby the Company may contribute to the trust an amount necessary to permit the trust to pay the premiums due under the policy. The retirement expense related to this contribution totaled $60 for each of the years ended December 31, 2000, 1999 and 1998.

      Stock Option Plans

      At December 31, 2000 the Company had three stock option plans. Under the 1992 Stock Option Plan, the Company may grant options to its officers and other employees for up to 230,000 shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers, directors and other employees for up to 118,000 shares. Under the 1998 Stock Incentive Plan, the Company may grant options to its officers, directors and other employees for up to 100,000 shares. Both incentive stock options and non-qualified stock options may be granted under all three plans. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years under all plans. The vesting of option grants are at the discretion of the Compensation Committee of the Board of Directors.

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

                                                                           2000     1999     1998
                                                                         -------  -------  -------
      Net income                             As reported                 $ 2,655  $ 3,289  $ 2,638
                                             Pro forma                     2,627    3,141    2,608

      Basic earnings per share               As reported                  $ 1.12    $1.33    $1.10
                                             Pro forma                      1.10     1.29     1.09

      Diluted earnings per share             As reported                  $ 1.10    $1.29    $1.03
                                             Pro forma                      1.09     1.24     1.02

                                       65

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


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

      The fair  value of each  option  grant is  estimated  on the date of grant
      using  the   Black-Scholes   option-pricing   model  with  the   following
      weighted-average assumptions:

                                                    2000     1999      1998
                                                    ----     ----      ----

           Dividend yield                           1.5%      2.5%      1.5%
           Expected volatility                     30.5%     23.0%     50.0%
           Risk-free interest rates                 4.7%      6.7%      4.4%
           Expected lives                         10 years  10 years  10 years


      The weighted average fair values of options granted during 2000, 1999 and 1998 were $3.40, $2.83 and $7.38, respectively.

      A summary of the status of the Company's three stock options plans as of December 31 and changes during the years ending on those dates is presented below:

                                             2000                    1999                    1998
                                     ----------------------    --------------------    ----------------------
                                                  Weighted-               Weighted-                 Weighted-
                                      Shares       Average     Shares      Average     Shares        Average
                                       Under      Exercise     Under      Exercise      Under       Exercise
                                      Option         Price     Option        Price     Option          Price
                                     -------      ---------   -------      ---------   -------      ---------
Outstanding at
   beginning of year                 219,051      $    9.82   251,442      $    5.43   261,527      $    5.16
   Granted                             6,400           8.34   105,750          10.25     3,675          15.46
   Exercised                            (125)          6.20  (133,141)          1.80    (7,210)          2.63
   Cancelled                         (61,550)         12.67         -           -            -           -
   Forfeited                          (5,125)          8.94    (5,000)         11.33    (6,550)          3.68
                                     -------      ---------   -------      ---------   -------      ---------

Outstanding at end of year           158,651      $    8.69   219,051      $    9.82   251,442      $    5.43
                                     -------      ---------   -------      ---------   -------      ---------

Options exercisable at year end      140,698      $    8.55   192,210      $    9.71   240,234      $    5.17

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


15.   Benefit Plans (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                         Options Outstanding                  Options Exercisable
                               ----------------------------------------    ------------------------
                                                Weighted
                                                 Average      Weighted-                   Weighted-
                                                Remaining      Average                     Average
        Range of                 Number        Contractual    Exercise       Number       Exercise
     Exercise Prices           Outstanding    Life (Years)      Price      Exercisable      Price
     ---------------           -----------    ------------    ---------    -----------    ---------
      $1.00                        1,500           2.9        $ 1.00          1,500       $  1.00
      $2.50                        1,126           4.6          2.50          1,126          2.50
      $4.9375 to 5.75             46,200           5.3          5.74         46,200          5.74
      $7.4375 to 8.00              6,400           8.3          7.82          3,079          7.63
      $9.3125 to 10.25           103,425           8.9         10.23         88,793         10.25
                                 -------                                    -------

                                 158,651                                    140,698
                                 =======                                    =======

      Employment and Severance Agreements

      The Company's President, the clerk of the corporation and three other senior officers have entered into agreements with the Company which provide for severance and other benefits in the event of a change in control of the Company under specific situations.

      Directors' Deferred Compensation Plan

      The Company has a directors' deferred compensation plan whereby the directors accrue deferred compensation in the form of common stock units. The accumulated deferred compensation, which has been recorded as additional paid-in capital, was $89, $55 and $28 at December 31, 2000, 1999 and 1998 representing 8,545, 4,573 and 1,942 stock units, respectively. The stock units have been treated as common stock for the purposes of calculating earnings per share.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


16.   Earnings Per Share (EPS)

      The following tables represent a reconciliation of the numerators and denominators for the basic and diluted per share computation for earnings for the years ended December 31, 2000, 1999 and 1998, respectively:

                                                        Income        Shares       Per-Share
                                                      (Numerator)  (Denominator)    Amount
                                                      ----------    -----------    --------
      2000
      ----
      Basic EPS                                        $ 2,655         2,379         $1.12
      Effect of stock options                             -               25            -
                                                        ------         -----          ----
      Diluted EPS                                      $ 2,655         2,404         $1.10
                                                        ======         =====          ====

      1999
      ----
      Basic EPS                                        $ 3,289         2,480         $1.33
      Effect of stock options                             -               63            -
                                                        ------         -----          ----
      Diluted EPS                                      $ 3,289         2,543         $1.29
                                                        ======         =====          ====

      1998
      ----
      Basic EPS                                        $ 2,638         2,392         $1.10
      Effect of stock options                             -              164            -
                                                        ------         -----          ----
      Diluted EPS                                      $ 2,638         2,556         $1.03
                                                        ======         =====          ====


17. Financial Instruments with Credit Risk and Off-Balance Sheet Risk, Commitments and Contingencies

      Off-Balance Sheet Risk

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

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


17. Financial Instruments with Credit Risk and Off-Balance Sheet Risk, Commitments and Contingencies (Continued)


      Financial instruments with off-balance sheet risk at December 31, are as follows:

                                                                                   2000       1999
                                                                                ---------  --------
      Commitments to originate residential loans                                $   3,354  $  6,816
      Unused lines of credit on home equity loans                                  33,762    29,321
      Unadvanced portions of residential owner-occupied construction loans            484       573
      Unused lines of credit on overdraft protection, personal lines of credit
         and credit cards                                                           3,151     2,545
      Commitments to sell loans                                                     4,156      -


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

      As of December 31, 2000 and 1999, the Company had identified $5,003 and $0, respectively, of loans to fulfill the outstanding commitments at weighted average rates which will satisfy the commitments without loss to the Company.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


18.   Condensed Parent Information

      Condensed financial statements for Ipswich Bancshares, Inc. at December 31, 2000 and 1999 and for the year ended December 31, 2000 and for the period from inception to December 31, 1999 are presented below. As Ipswich Bancshares, Inc. was formed in 1999, parent information does not exist for the year ended December 31, 1998.

                                                                  2000           1999
                                                                --------      --------
Balance Sheet

Assets

Cash (deposited with subsidiary)                                $     11      $    290
Investment in subsidiary                                          15,359        16,862
                                                                --------      --------

   Total assets                                                 $ 15,370      $ 17,152
                                                                ========      ========

Liabilities and Stockholders' Equity

Accrued expenses and other liabilities                          $    251      $    177

Stockholders' equity                                              15,119        16,975
                                                                --------      --------

   Total liabilities and stockholders' equity                   $ 15,370      $ 17,152
                                                                ========      ========

Statement of Income

Income:
   Dividends from banking subsidiary                            $  4,659      $    681
   Other                                                               1             -
                                                                --------      --------
    Total income                                                   4,660           681

Expenses:
   Professional fees                                                   -           133
   Other expenses                                                     27            59
                                                                --------      --------
    Total expenses                                                    27           192
                                                                --------      --------

   Income before income tax (expense) benefit and equity in
    undistributed net income of subsidiary                         4,633           489
   Income tax (expense) benefit                                      (15)          125
                                                                --------      --------

   Income before equity in undistributed net income
    of subsidiary                                                  4,618           614
   Equity in undistributed net (loss) income of subsidiary        (1,963)        2,675
                                                                --------      --------


      Net income                                                $  2,655      $  3,289
                                                                ========      ========

                                       70

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


18.   Condensed Parent Information (Continued)

                                                             2000         1999
                                                           -------      -------
Statement of Cash Flows

Cash flows from operating activities:

   Net income                                              $ 2,655      $ 3,289
   Adjustments to reconcile net income to net cash
    provided by operations:
   Undistributed earnings of subsidiary                      1,963       (2,675)
   Increase in accrued expenses and other liabilities           74          177
                                                           -------      -------

    Net cash provided by operating activities                4,692          791

Cash flows from financing activities:

   Proceeds from issuance of common stock                       35           11
   Purchase of treasury stock                               (4,054)           -
   Dividends paid to stockholders                             (952)        (512)
                                                           -------      -------

    Net cash used by financing activities                   (4,971)        (501)
                                                           -------      -------

    Net (decrease) increase in cash                           (279)         290

Cash, beginning of year                                        290            -
                                                           -------      -------

Cash, end of year                                          $    11      $   290
                                                           =======      =======


19.   Fair Value of Financial Instruments

      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

      Cash and Cash Equivalents

      The  fair  value  of  cash,   due  from  banks  and  Federal  funds  sold,
      approximates their relative book values at December 31, 2000 and 1999, as these financial instruments have short maturities.

      Available for Sale and Held to Maturity Securities

      The fair value of available for sale and held to maturity securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers at or near December 31, 2000 and 1999.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


19.   Fair Value of Financial Instruments (Continued)

      Stock in Other Financial Institutions

      This financial instrument does not have a market nor is it practical to estimate the fair value without incurring excessive costs.

      Loans Held for Sale and Forward Commitments

      The fair value of loans held for sale approximates its relative book value at December 31, 2000. There were no loans held for sale at December 31, 1999.

      Loans

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

      Deposits and Mortgagors' Escrows

      The fair value of deposits, with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, money market and checking accounts, and mortgagors' escrows, is equal to the amount payable on demand as of December 31, 2000 and 1999. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


19.   Fair Value of Financial Instruments (Continued)

      Borrowed Funds

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

      Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax assets, mortgage servicing rights, and bank premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

                     IPSWICH BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


19.   Fair Value of Financial Instruments (Continued)

      The following table presents the estimated fair value of the Company's significant financial instruments at December 31:

                                                             2000                   1999
                                                    ---------------------   ---------------------
                                                    Carrying     Estimated   Carrying   Estimated
                                                      Value     Fair Value     Value   Fair Value
      Financial assets:
         Cash and cash equivalents                  $  8,836    $  8,836    $  8,259    $  8,259
         Available for sale securities                34,228      34,228      39,502      39,502
         Held to maturity securities                  30,282      30,374      28,069      27,061
         Stock in other financial institutions         3,253       3,253       4,230       4,230
         Loans held for sale                           5,003       5,003        -           -
         Loans, net                                  201,334     202,278     191,529     191,256
         Accrued interest receivable                   1,435       1,435       1,248       1,248

      Financial liabilities:
         Deposits (with no stated maturity)          163,340     163,340     143,253     143,253
         Time deposits                                73,897      74,192      66,829      66,878
         Mortgagors' escrow accounts                     972         972         993         993
         Borrowed funds                               32,108      32,360      45,000      44,900


20.   Quarterly Results of Operations (Unaudited)

                                                          2000 Quarters                             1999 Quarters
                                              -------------------------------------   ----------------------------------------
                                              Fourth    Third     Second      First     Fourth    Third       Second     First
                                              ------    -----     ------      -----     ------    -----       ------     -----
      Interest and dividend income           $5,171    $5,114    $ 4,969    $ 4,675   $  4,588   $ 4,536    $ 4,289     $4,542
      Interest expense                        2,888     2,866      2,763      2,477      2,332     2,257      2,242      2,426
                                             ------    ------    -------    -------   --------   -------    -------     ------

      Net interest and dividend income        2,283     2,248      2,206      2,198      2,256     2,279      2,047      2,116

      Provision for loan losses                 (15)     (15)        (15)       (15)         -       (10)       (45)       (45)
      Non-interest income                       460      370         478        428        548       819        666        892
      Non-interest expense                   (1,733)  (1,654)     (1,674)    (1,758)    (1,592)   (1,618)    (1,678)    (2,022)
                                             ------    ------    -------    -------   --------   -------    -------     ------

      Income before income taxes                995      949         995        853      1,212     1,470        990        941
      Income tax expense                       (348)    (332)       (351)      (106)      (303)     (441)      (297)      (283)
                                             ------    ------    -------    -------   --------   -------    -------     ------

      Net income                             $  647   $  617     $   644    $   747   $    909   $ 1,029    $   693     $  658
                                             ======   ======     =======    =======   ========   =======    =======     ======

      Basic earnings per share               $  .30   $   .26    $   .26    $   .30   $    .36   $   .41    $   .28     $  .28

      Diluted earnings per share             $  .30   $   .26    $   .26    $   .29   $    .36   $   .40    $   .27     $  .26

      Cash dividends declared per share      $  .11   $   .10    $   .10    $   .10   $    .10   $   .05    $   .05     $  .05

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

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

      (1)  Financial  Statements  for 2000,  1999 and  1998.  See Item 8 of this
      Report.

(b)   Reports on Form 8-K

      (1) No Reports on Form 8-K were filed during the last quarter of 2000.

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

       10.1 Lease dated September 15, 2000 for premises located at Route 133 and Route 1, Rowley, Massachusetts is incorporated by reference herein from the Company's September 30, 2000 Form 10-Q.

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

      *10.13 Severance Agreement dated August 8, 2000 between Ipswich Savings Bank and Mark E. Foley is incorporated by reference herein from the Company's September 30, 2000 Form 10-Q.

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

       (12)    Not applicable.

       (21)    Subsidiary - Ipswich Savings Bank.

       (23)    Consent of Baker Newman & Noyes, LLC.


     * Denotes management contract or compensation plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IPSWICH BANCSHARES, INC.

DATE: March 28, 2001        By:       /s/David L. Grey
                                      ----------------
                                      David L. Grey,
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

        SIGNATURE                                  TITLE                           DATE
        ---------                                  -----                           ----
By:/s/David L. Grey                President, Chief Executive Officer, and       March 28, 2001
-------------------                Director (Principal Executive Officer)
David L. Grey

By:/s/Francis Kenney               Senior Vice President, Treasurer, and Chief   March 28, 2001
--------------------               Financial Officer (Principal Financial
Francis Kenney                     Officer, Principal Accounting Officer)


By:/s/William M. Craft             Director                                      March 28, 2001
----------------------
William M. Craft

By:/s/Thomas A. Ellsworth          Director                                      March 28, 2001
-------------------------
Thomas A. Ellsworth

By:                                Director
William E. George

By:/s/John H. Morrow               Director                                      March 28, 2001
--------------------
John H. Morrow

By:/s/Lawrence J. Pszenny          Director                                      March 28, 2001
-------------------------
Lawrence J. Pszenny

By:/s/William J. Tinti             Director                                      March 28, 2001
----------------------
William J. Tinti


                                       78


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

       3.1     Articles of  Organization  of the Company dated February 12, 1999 is incorporated  by reference  herein from the Company's June 30,
               1999 Form 10-Q.                                                           *

       3.2     By-laws of the Company is incorporated  by reference  herein from
               the Company's June 30, 1999 Form 10-Q.                                    *

        4.1    Specimen  stock  certificate  for the  Company's  Common Stock is incorporated by reference herein from the Company's June 30, 1999
               Form 10-Q.                                                                *

       10.1    Lease dated September 15, 2000 for premises  located at Route 133 and Route 1, Rowley,  Massachusetts  is incorporated by reference
               herein from the Company's September 30, 2000 Form 10-Q.                   *

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

      *10.13   Severance  Agreement dated August 8, 2000 between Ipswich Savings
               Bank and Mark E. Foley is incorporated  by reference  herein from
               the Company's September 30, 2000 Form 10-Q.                               *

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

      *10.17   1996  Stock  Incentive  Plan  incorporated  by  reference  to the
               Company's  Registration  Statement  on Form S-8 filed on July 22,
               1999.                                                                     *

      *10.18   1998  Stock  Incentive  Plan  incorporated  by  reference  to the
               Company's  Registration  Statement  on Form S-8 filed on July 22,
               1999.                                                                     *

      *10.19   Deferred   Compensation   Plan  for  Directors   incorporated  by
               reference to the Company's Form S-8 filed on July 22, 1999.               *

       (11)    A statement  regarding the  computation  of earnings per share is
               included in the notes to consolidated financial statements.               *

       (12)                                                                    Not applicable.
               *

       (21)    Subsidiary - Ipswich Savings Bank.

       (23)    Consent of Baker Newman & Noyes, LLC.


     * Denotes management contract or compensation plan.