Form 10-Q
period 2001-03-31
IPSWICH BANCSHARES INC
filed 2001-05-14
CIK 1089857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  FORM 10Q - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001.

[   ]       Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

               For the transition period from _______ to_________

                       Commission File Number: (0-26663)

                            IPSWICH BANCSHARES, INC.
             ------------------------------------------------------
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

The number of shares outstanding of the Registrant's common stock as of May 3, 2001 was 2,005,602. .

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                   March 31,     December 31,
                                                                                     2001            2000
                                                                                  ----------      ----------
                                          Assets                                  (unaudited)     (unaudited)

Cash and due from banks                                                           $    6,873      $    8,836
Federal funds and other short-term investments                                        10,665               0
Securities available for sale, at market value                                        31,629          34,228
Securities held to maturity                                                           28,859          30,282
Loans held for sale                                                                    5,295           5,003

Loans:
     Residential fixed rate                                                           62,302          62,707
     Residential adjustable rate                                                     101,493         102,218
     Home Equity                                                                      31,454          31,212
     Commercial                                                                        5,698           5,698
     Consumer                                                                          1,149           1,302
                                                                                  ----------      ----------
          Total gross loans                                                          202,096         203,137

Allowance for loan losses                                                             -1,801          -1,803
                                                                                  ----------      ----------

      Net loans                                                                      200,295         201,334
                                                                                  ----------      ----------

Stock in FHLB of Boston                                                                3,000           3,000
Premises and equipment, net                                                            2,911           2,983
Accrued interest receivable                                                            1,391           1,435
Other assets                                                                             855             733
                                                                                  ----------      ----------

      Total assets                                                                $  291,773      $  287,834
                                                                                  ==========      ==========


                                     Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
     Non-interest-bearing checking accounts                                       $   21,548      $   22,855
     Interest-bearing checking accounts                                               33,351          34,871
     Savings accounts                                                                 41,497          39,531
     Money market accounts                                                            69,398          66,083
     Certificates of deposit                                                          71,848          73,897
                                                                                  ----------      ----------
          Total deposits                                                             237,642         237,237

  Borrowed funds                                                                      31,500          32,108
  Mortgagors' escrow accounts                                                          1,019             972
  Deferred income tax liability, accrued expenses and other liabilities                2,816           2,398
                                                                                  ----------      ----------

      Total liabilities                                                              272,977         272,715
                                                                                  ----------      ----------

Company obligated, mandatorily redeemable capital securities                           3,500               0
Stockholders' Equity:
Equity capital                                                                        19,141          18,700
Treasury stock (488,700 shares)                                                       -4,394          -4,054
Unrealized gain on investment securities available for sale                              549             473
                                                                                  ----------      ----------
      Total stockholders' equity                                                      15,296          15,119
                                                                                  ----------      ----------

      Total liabilities and stockholders' equity                                  $  291,773      $  287,834
                                                                                  ==========      ==========

Shares outstanding                                                                 2,038,902       2,071,552

Book value per share                                                              $     7.50      $     7.30

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2001            2000
                                                                       ----------      ----------
                                                                      (unaudited)     (unaudited)
Interest and dividend income:
   Loans                                                               $    3,820      $    3,505
   Investment securities available for sale                                   609             668
   Investment securities held to maturity                                     526             473
   Federal funds and interest bearing deposits                                 58              29
                                                                       ----------      ----------

      Total interest and dividend income                                    5,013           4,675

Interest expense:
   Deposits                                                                 2,140           1,844
   Borrowed funds                                                             627             633
                                                                       ----------      ----------

      Total interest expense                                                2,767           2,477
                                                                       ----------      ----------

      Net interest and dividend income                                      2,246           2,198

Provision for loan losses                                                      25              15
                                                                       ----------      ----------

      Net interest and dividend income after
        provision for loan losses                                           2,221           2,183

Non-interest income:
   Mortgage banking revenues, net                                             131              48
   Retail banking fees                                                        436             378
   Net gain/(loss) on sales of securities                                       0               2
                                                                       ----------      ----------

      Total non-interest income                                               567             428
                                                                       ----------      ----------

      Net interest, dividend and non-interest income                        2,788           2,611

Non-interest expenses:
   Salaries and employee benefits                                             808             817
   Occupancy and equipment                                                    271             225
   Data processing services                                                   244             214
   Marketing                                                                  131             194
   Audit, legal and consulting                                                 75             129
   Postage, telephone, supplies                                               105              82
   Trust preferred distribution                                                38               0
   Other                                                                      121              97
                                                                       ----------      ----------

      Total non-interest expenses                                           1,793           1,758


Income before income taxes                                                    995             854
Income tax expense                                                            348             107
                                                                       ----------      ----------

      Net income                                                       $      647      $      747
                                                                       ==========      ==========

Basic earnings per share                                               $     0.32      $     0.30
Diluted earnings per share                                             $     0.31      $     0.29

Dividends per share                                                    $     0.11      $     0.10
                                                                       ==========      ==========

Weighted average common shares outstanding (basic)                      2,050,496       2,525,427
Weighted average common shares outstanding (diluted)                    2,082,190       2,549,142

Selected performance data:
---------------------------
   Return on average equity  (in %)                                         17.02           17.12
   Return on average assets  (in %)                                          0.90            1.08
   Net interest margin  (in %)                                               3.21            3.26
   Expenses to average assets  (in %)                                        2.49            2.54
   Efficiency ratio  (in %)                                                 62.95           67.62
   Mortgage and equity loan production                                 $   18,884      $   12,645



                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2001 and 2000
                  (Dollars in thousands, except for share data)
                                   (unaudited)

                                                                                                       Accumulated
                                                                 Additional                               other          Total
                                         Shares        Common     paid-in     Retained     Treasury   comprehensive   stockholders'
                                         issued        Stock      capital     earnings      Stock        income          equity
                                        ----------   ---------   ---------- -----------  -----------  -------------  --------------
Balance at December 31, 1999            2,525,427      $253        $2,262    $14,450             $0          $10         $16,975

Issuance of stock rights                                                8                                                      8
Cash dividends                                                                  -254                                        -254
Comprehensive income:

Comprehensive income:
  Net income                                                                     747                                         747
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $105                                                                                       161
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of ($2)                                                                                            -4
                                                                                                                        --------

  Other comprehensive income                                                                                 157             157
                                                                                                                        --------

Total comprehensive income                                                                                                   904
                                        ----------   -------     ---------   -------         ------  -----------        --------

Balance at March 31, 2000               2,525,427       253         2,270     14,943              0          167          17,633

Stock options exercised                       125                       1                                                      1
Issuance of stock rights                                               26                                                     26
Cash dividends                                                                  -701                                        -701
Comprehensive income:
Treasury stock purchased
   (454,000 shares at an average
     price of $8.93)                                                                         -4,054                       -4,054

Comprehensive income:
  Net income                                                                   1,908                                       1,908
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $181                                                                                       285
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $12                                                                                             21
                                                                                                                       ---------

  Other comprehensive income                                                                                 306             306
                                                                                                                        --------

Total comprehensive income                                                                                                 2,214
                                        ----------   -------     ---------  --------         ------      -------        --------

Balance at December 31, 2000            2,525,552       253         2,297     16,150         -4,054          473          15,119

Stock options exercised                     2,050         0            15                                                     15
Issuance of stock rights                                                5                                                      5
Cash dividends                                                                  -226                                        -226
Comprehensive income:
Treasury stock purchased
   (34,700 shares at an average
     price of $9.80)                                                                           -340                         -340

Comprehensive income:
  Net income                                                                     647                                         647
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $45                                                                                         67
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $6                                                                                               9
                                                                                                                       ---------

  Other comprehensive income                                                                                  76              76
                                                                                                                        --------

Total comprehensive income                                                                                                   723
                                        ----------   -------     ---------  --------         ------      -------        --------
Balance at March 31, 2001               2,527,602       253         2,317     16,571         -4,394          549          15,296

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (unaudited)

                                                                                         2001         2000
                                                                                       -------      -------
Net cash flows from operating activities:
  Net income                                                                           $   647      $   747

  Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Provision for loan losses                                                            25           15
       Depreciation expense                                                                 88           85
       Amortization of premiums on investment securities, net                               15           -4
       (Gain) loss on sale of loans, net                                                  -101            0
       (Gain) on sale of real estate acquired by foreclosure                                 0           -4
       (Gain) on sale of investment securities available for sale, net                       0           -2
       Origination of loans held for sale                                               -9,534       -2,556
       Proceeds from sale of loans                                                       7,341        1,949
       Proceeds from sale of securitized loans                                           2,002            0
       (Increase) in loan origination fees                                                 -53          -84
       (Decrease) in loan discounts                                                          1            2
       (Decrease) in deferred premium on loans sold and mortgage servicing rights          -25            0
       (Decrease) increase in accrued interest receivable                                  44         -144
       (Increase) decrease in other assets, net                                            -97           -9
       Increase (decrease) in accrued expenses and other liabilities                       365         -439
                                                                                       -------      -------

  Net cash provided (used) by operating activities                                         718         -444

Net cash flows from investing activities:
  Purchase of investment securities available for sale                                  -3,136       -2,105
  Principal paydowns on mortgage-backed investment securities available for sale         3,849        1,909
  Proceeds from the sale of investment securities available for sale                     2,000        6,985
  Purchase of investment securities held to maturity                                    -2,372            0
  Principal paydowns on mortgage-backed investment securities held to maturity             295          196
  Principal from the call of investment securities held to maturity                      3,500            0
  Net decrease (increase) in loans                                                       1,066       -2,883
  Proceeds from sale of real estate acquired by foreclosure                                  0           66
  Purchases of equipment, net                                                              -16          -76
                                                                                       -------      -------
  Net cash  provided by investing activities                                             5,186        4,092

Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                            20            7
  Net proceeds from issuance of trust preferred                                          3,500            0
   Purchase of treasury stock                                                             -340            0
  Cash dividends                                                                          -226         -253
  Net increase in deposits                                                                 405        6,163
  Proceeds from Federal Home Loan Bank advances                                         11,000       16,454
  Repayment of Federal Home Loan Bank advances                                         -11,608      -18,454
  (Decrease) increase in mortgagors' escrow accounts                                        47          164
                                                                                       -------      -------

  Net cash  provided by financing activities                                             2,798        4,081
                                                                                       -------      -------

Net increase in cash and cash equivalents                                                8,702        7,729

Cash and cash equivalents at beginning of period                                         8,836        8,259
                                                                                       -------      -------

Cash and cash equivalents at end of period                                             $17,538      $15,988
                                                                                       =======      =======

Supplemental disclosure of cash flow information: Cash paid for:
       Interest on deposit accounts                                                    $ 1,426      $ 1,844
       Interest on borrowed funds                                                          450          633
       Income tax expense, net                                                             125          363
Supplemental schedule of non-cash investing and financing activities:
  Net change required by Statement of Financial Accounting Standards No. 115:
       Investment securities                                                               129          263
       Deferred income tax liability                                                        53          106
       Net unrealized gain (loss) on investment securities available for sale               76          157

  Conversion of residential real estate loans to mortgage-backed securities             57,114       57,114
  Transfer of real estate acquired by foreclosure to loans                                   0            0
                                                                                        ------       ------


                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             March 31, 2001 and 2000


Basis of Presentation
The consolidated financial statements include the accounts of Ipswich Bancshares, Inc. and its wholly owned subsidiaries, Ipswich Statutory Trust I and, Ipswich Savings Bank (the Bank) and the Bank's subsidiaries, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation and North Shore Financial Services, Inc. (collectively herein referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Ipswich Statutory Trust I is a Connecticut Trust established in February 2001. It exists for the exclusive purpose of issuing and selling common securities to the Company and Preferred Securities to unrelated third parties.

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


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.


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



                                    Three Months Ended March 31,

               2001           Income           Shares             Per-Share
               ----
                           (Numerator)      (Denominator)          Amount
Basic EPS                   $647            2,050                  $0.32
Effect of stock options     ----               32                   (.01)
                            ----            -----                  -----
Diluted EPS                 $647            2,082                  $0.31
                            ============================================

               2000
Basic EPS      ----         $747            2,525                  $0.30
Effect of stock options     ----               24                   (.01)
                            ----            -----                   ----
Diluted EPS                 $747            2,549                  $0.29
                            ============================================



Other Comprehensive Income
Accumulated other comprehensive income consists solely of unrealized appreciation on investment securities available for sale, net of taxes.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Financial Release contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Ipswich Bancshares, Inc. believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from those projected in the forward-looking statements. Certain factors that might cause such difference include, but are not limited to, the factors set forth in the Corporation's filings with the Securities and Exchange Commission, which include, among other factors, changes in general economic conditions, changes in asset quality, changes in interest rates, regulatory issues and changes in the assumptions used in making such forward-looking statements.

Certain factors that may cause such differences include, but are not limited to the following: interest rates may increase, unemployment in the Company's market area may increase, property values may decline, and general economic and market conditions in the Company's market area may decline, all of which could adversely affect the ability of borrowers to re-pay loans; general economic and market conditions in the Company's market area may decline, the value of real estate securing payment of loans may decline and the Company's ability to make profitable loans may be impacted; adverse legislation or regulatory requirements may be adopted; and competitive pressure among depository institutions may increase. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and write-downs and higher operating expenses. The Company disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.


GENERAL
Ipswich Bancshares, Inc. (the Company) is a Massachusetts corporation whose primary business is serving as the holding company for Ipswich Savings Bank (the
Bank). The Company's operating results for the three months ended March 31, 2001 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Statutory Trust I, Ipswich Savings Bank, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation and North Shore Financial Services. The Company is primarily in the business of making residential mortgage loans, while attracting deposits from the general public to fund those loans. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates Automatic Teller Machines at its Main Office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).


ASSET / LIABILITY MANAGEMENT
The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and mortgage backed securities are shown as if the entire balance comes due on the repricing date. Estimates of fixed rate loan amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a result of this analysis, the static GAP position in the 0 to 12 months range is a negative $765,000 at March 31, 2001.

Interest rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which may affect the sensitivity of assets and liabilities, and consequently can not be used alone to predict the operating results of a financial institution in a changing environment.


LIQUIDITY
The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit outflows, to fund its share repurchase program and to meet operating expenses. The primary sources of liquidity are interest and principal amortization from loans, mortgage backed securities and investments, the sales and maturities of investments, loan sales, deposits, and Federal Home Loan Bank of Boston (the FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowing facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $31.5 million at March 31, 2001.

During 2001 the primary sources of liquidity were $9.3 million in loan sales, principal amortization from mortgage backed securities of $4.1 million, payoffs and principal amortization from the loan portfolio of $7.0 million and the call of investment securities of $5.5 million. The primary uses of funds were $15.3 million in residential first mortgage loan originations and $5.5 million in investment purchases.


CAPITAL RESOURCES
Total stockholders' equity at March 31, 2001 was $15.3 million, an increase of $177,000 from $15.1 million at the end of 2000. Included in stockholders' equity at March 31, 2001 is an unrealized gain on marketable securities available for sale, net of taxes, of $549,000, an increase of $76,000 as compared to $473,000 at December 31, 2000. Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity.

In the first quarter of fiscal 2001, the Ipswich Statutory Trust I sold $3.5 million of its trust preferred securities to the public and $109,000 of its common securities to the Company. The trust preferred securities are mandatory redeemable upon the maturity of the Junior Subordinated Debentures on February 22, 2031 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after February 22, 2011 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The costs will be amortized into operating expense over the life of the securities. The Company owns all of the common securities of the Trust, the only voting security, and as a result, the Trust is a subsidiary of the Company.

The Company completed a stock repurchase plan of 10% of the outstanding shares announced October 19, 2000. Through March 31, 2001, the Company had repurchased 488,700 or 19% of the outstanding shares at an average price of $8.99 per share totaling $4.4 million, which is reflected as a decrease to equity. Subsequently, the Company announced a third 10% stock repurchase plan on February 22, 2001.

The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% to be classified as "well-capitalized"). At March 31, 2001 Tier 1 leverage capital ratio for the Company was 6.33% compared to 5.04% at December 31, 2000 and 5.14% and 5.21% for the Bank on March 31, 2001 and December 31, 2000, respectively.

The Federal Reserve and the FDIC have also imposed risk-based capital requirements on the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At March 31, 2001, the Company's total and Tier 1 risk-based capital ratios were 12.36% and 11.19% (compared to 10.31% and 9.19% at December 31, 2000). At March 31, 2001, the Bank's total and Tier 1 risk based capital ratios were 10.36% and 9.20% (compared to 10.46% and 9.19% at December 31, 2000).


FINANCIAL CONDITION
The Company's total assets at March 31, 2001 were $292 million, an increase of $3.9 million from December 31, 2000 assets of $288 million. The increase was largely due to the addition of $11 million in federal funds offset by a $4 million decline in investment securities resulting from cash flow amortization of mortgage-backed securities of $4.1 million. Funding the increase in assets for the first three months of 2001 was the issuance of $3.5 million of trust preferred securities.

Federal Funds Sold
Interest-bearing deposits and federal funds sold at March 31, 2001 was $10.7, versus $0 at December 31, 2000. The increase in fed funds sold was primarily due to accelerated cash flows from assets as a result of the first quarter decline in market rates.

Investment and Mortgage-Backed Securities
Total investments and mortgage backed securities available for sale at March 31, 2001 was $31.6 million, a decrease of $2.6 in 2001. The decrease was primarily the result of principal amortization of $3.8 million in adjustable rate mortgage-backed securities, and the call of $2.0 million of callable agency securities offset by the purchase of $2.5 million of fixed rate mortgage-backed securities and $811,000 of equity securities. The unrealized gain on the portfolio of available for sale securities, was $906,000 at March 31, 2001. The increase in value is principally in the portfolio of adjustable rate mortgage-backed securities.

Total investments and mortgage-backed securities held to maturity were $28.9 million at March 31, 2001, versus $30.3 million at December 31, 2000. The decline is due to principal amortization on the portfolio of mortgage-backed securities of $295,000, the call of $3.5 million of callable agency securities offset by the purchase of $2.4 million of trust preferred securities.

Loans and Loans Held for Sale
Loans held for sale increased to $5.3 million at March 31, 2001, versus $5.0 at year-end 2000. The Company's portfolio of mortgages held for sale increased due to the origination of fixed rate loans.

The loan portfolio at March 31, 2001 was $202.1 million, a decrease of $1.0 million in comparison to the portfolio at December 31, 2000 of $203.1 million. The decrease resulted from accelerated cash flows from prepayments of loans due to the first quarter decline in market interest rates.


CREDIT QUALITY
Non-Performing Loans
Loans on non-performing status at March 31, 2001 was $228,000, substantially unchanged since year-end. Accrual of interest on loans is discontinued either when a reasonable doubt exists, as to the full timely collection of principal and interest, or when a loan comes contractually past due by ninety (90) days or more, unless the loan is adequately secured and in the process of collection.

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

Allowance for Loan Loss
The allowance for loan loss at March 31, 2001 was $1.8 million, unchanged since year-end 2000. The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off. In evaluating current information and events regarding borrowers ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for possible loan losses is adequate as of March 31, 2001. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

Liabilities
Deposits increased by $405,000 in the three months of 2001, to end March 31, 2001 at $237.6 million. Deposits totaled $237.2 million at December 31, 2000. Certificates of deposit decreased by $2.0 million as falling rates made CDs a less attractive investment vehicle for depositors; money market accounts increased by $3.3 million as depositors invested in more liquid deposit types.

Federal Home Loan Bank of Boston advances decreased by $608,000 in 2001 to $31.5 million at March 31, 2001. Borrowed funds are typically used to manage the liquidity of the Company and the utilization of borrowings is dependent on cash flows from other assets and liabilities. The Company prepaid $11.5 million of longer term borrowings with a weighted average rate of 6.14% and replaced the borrowings with $11 million at a weighted average rate of 5.03%. The Company incurred a prepayment penalty of approximately $90,000 as a result. The corresponding weighted average life of the borrowings remained essentially unchanged at 1.7 years.


Equity Capital
Equity capital increased by $177,000 to $15.3 million at March 31, 2001. Equity was principally impacted by earnings for the first three months of the year of $647,000 and an increase in the unrealized gain or loss on investment securities of $76,000, net of taxes. Offsetting these increases were payments of cash dividends to shareholders which totaled $226,000 in 2001. Additionally, the Company repurchased 34,700 shares at a weighted average price of $9.80 or $340,000. The cost of the shares as reflected in the equity capital section of the balance sheet as "Treasury Stock". (See Capital Resources - Item 2)

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 2000

General
The Company reported net income of $647,000 or $.31 per fully diluted share for the first quarter of 2001. This compares with $747,000 or $.29 per fully diluted share for the first quarter of 2000. The first quarter 2001 earnings were impacted by a pre-tax charge of $90,000 resulting from a restructuring of a portion of the Company's borrowing with the Federal Home Loan Bank of Boston.

Return on equity for the first quarter of 2001 was 17.02%, versus 17.12% for the same quarter of 2000. The first quarter of 2001 return on assets was .90% versus 1.08% for the same quarter in 2000.

Net Interest and Dividend Income
Net interest income for the first quarter of 2001 was $2.2 million, versus $2.2 million for the same time frame in 2000. The net interest margin percentage was 3.21% for the first quarter of 2001 versus 3.26% for the same quarter the previous year.

Non-interest Income
Non-interest income for the first quarter of 2001 was $567,000 versus $428,000 in the first quarter of 2000. Non-interest income was substantially higher in 2001, as a result of higher mortgage banking revenues and retail banking fees. Mortgage banking revenues are principally generated from the sale of fixed rate loans in the secondary market. As a result of the current interest rate environment, the Company is primarily originating fixed rate mortgages for sale in the secondary market. The resulting impact is that mortgage banking revenues for the first quarter of 2001 was $131,000 versus $48,000 for the first quarter of 2000.

Retail banking fees for the first quarter of 2001 was $436,000 versus $378,000 for the same quarter in 2000. This 15.3% increase is principally the result of the Company's successful efforts to acquire checking account customers in its market place, which generates fee income.

Non-interest Expense
Total non-interest expenses were $1.8 million for the first quarter of 2001 versus $1.8 million for the same time frame in 2000. Expenses which exhibited increases included data processing costs which increased $30,000, or 14.0% in the current quarter versus the same quarter in 2000; occupancy and equipment which increased $46,000 or 20.4% and the cost of the Trust Preferred issued February 22, 2001 which totaled $38,000 in the current quarter. Marketing expense decreased by $63,000 to $131,000 in the first quarter of 2001 versus $194,000 in the first quarter of 2000. The Company initiated a substantial marketing program in the first quarter of 2000 to acquire core deposit checking accounts.

Income Tax Expense
The first quarter of 2001 effective tax rate was 35% versus 12.4% for the first quarter of 2000. Taxes in the first quarter of 2000 was income impacted by a $190,000 reduction in the Company valuation allowance.

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

The following reflects the Company's NII sensitivity analysis over a twelve month period:


Rate Change                 Estimated NII Sensitivity Over Twelve Months
-----------                 ------------------------------------------------
                            March 31, 2001                     March 31, 2000
                            --------------------------------------------------
  +200bp                         0.26%                            -3.44%
  -200bp                        -1.91%                            -0.51%

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

          10.1 Lease dated September 15, 2000 for premises located at Routes 133 and 1, Rowley, Massachusetts is incorporated by reference herein from the Company's September 30, 2000 Form 10-Q..

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

          10.13(a)* Amended and Restated Split Dollar Agreement dated May 18,
                   1999 among Ipswich Savings Bank, Eastern Bank and David L. Grey is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

          10.13(b)* Amended and Restated Ipswich Irrevocable Insurance Trust dated as of May 18, 1999 by and between Ipswich Savings Bank and Eastern Bank is incorporated by reference herein from the Company's June 30, 1999 Form10-Q.

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

          10.21* Split Dollar Agreement dated March 30, 2001 between Ipswich Savings Bank and Francis Kenney.

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

IPSWICH BANCSHARES, INC.


By:            /s/ David L. Grey                        Date:      May 11, 2001
               ------------------
               David L. Grey
               President and Chief Executive Officer


By:            /s/ Francis Kenney                       Date:  May 11, 2001
---            ------------------
               Francis Kenney
               Treasurer
               (Principal Financial Officer and Principal Accounting Officer)