Form 10-Q
period 2001-06-30
IPSWICH BANCSHARES INC
filed 2001-08-14
CIK 1089857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

                  FORM 10Q - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from       to

                       Commission File Number: (0-26663)

                            IPSWICH BANCSHARES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

Massachusetts                                            04-3459169
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

23 Market Street, Ipswich, Massachusetts                   01938
--------------------------------------------------------------------------------

Registrant's telephone number, including area code: (978) 356-7777 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Title of each class:                  Name of each exchange on which registered:
Common Stock, $0.10 par value                       NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

The number of shares outstanding of the Registrant's common stock as of August 6, 2001 was 2,001,102.

                            IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                          (Dollars in thousands, except per share data)

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2001            2000
                                                                   ------------     -----------
                                                                    (unaudited)     (unaudited)
       Assets
       ------
Cash and due from banks                                            $     7,563      $     8,836
Federal funds and other short-term investments                           4,495                0
Securities available for sale, at market value                          39,147           34,228
Securities held to maturity                                             30,983           30,282
Loans held for sale                                                      1,804            5,003

Loans:
       Residential fixed rate                                           70,338           62,707
       Residential adjustable rate                                      98,380          102,218
       Home equity                                                      32,178           31,212
       Commercial                                                        6,120            5,698
       Consumer                                                          1,122            1,302
                                                                   -----------      -----------
           Total gross loans                                           208,138          203,137
Allowance for loan losses                                               (1,963)          (1,803)
                                                                   -----------      -----------
            Net loans                                                  206,175          201,334
Stock in FHLB of Boston                                                  3,000            3,000
Premises and equipment, net                                              3,091            2,983
Accrued interest receivable                                              1,437            1,435
Other assets                                                               884              733
                                                                   -----------      -----------
           Total assets                                            $   298,579      $   287,834
                                                                   ===========      ===========

       Liabilities and Stockholders' Equity
       ------------------------------------

   Liabilities:
   Deposits:
       Non-interest-bearing checking accounts                      $    24,216      $    22,855
       Interest-bearing checking accounts                               34,359           34,871
       Savings accounts                                                 42,919           39,531
       Money market accounts                                            74,196           66,083
       Certificates of deposit                                          66,959           73,897
                                                                   -----------      -----------
           Total deposits                                              242,649          237,237

   Borrowed funds                                                       32,750           32,108
   Mortgagors' escrow accounts                                             926              972
   Deferred income tax liability, accrued expenses
      and other liabilities                                              3,708            2,398
                                                                   -----------      -----------

           Total liabilities                                           280,033          272,715
                                                                   -----------      -----------
Company obligated, mandatorily redeemable capital securities             3,500                0
Equity capital                                                          19,585           18,700
Treasury stock (527,000 and 454,000 shares )                            (4,790)          (4,054)
Unrealized gain on investment securities available for sale                251              473
                                                                   -----------      -----------
           Total stockholders' equity                                   15,046           15,119
                                                                   -----------      -----------
           Total liabilities and stockholders' equity              $   298,579      $   287,834
                                                                   ===========      ===========
Shares outstanding                                                   2,001,102        2,071,552
Selected data (end of period):
       Regulatory tier 1 leverage capital ratio (in %)                    6.23             5.04
       Total non-performing assets, net                            $       224      $       229
       Book value per share                                        $      7.52      $      7.30



                                      IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Income
                                    (Dollars in thousands, except per share data)

                                                                  THREE MONTHS ENDED             SIX MONTH ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                                2001             2000          2001           2000
                                                              ----------     -----------    -----------    -----------
Interest and dividend income:                                (unaudited)      (unaudited)   (unaudited)    (unaudited)
     Loans                                                    $    3,680     $    3,634     $    7,500     $    7,139
     Investment securities available for sale                        529            702          1,136          1,370
     Investment securities held to maturity                          492            470          1,018            943
     Federal funds and interest bearing deposits                     101            163            161            192
                                                              ----------     ----------     ----------     ----------
          Total interest and dividend income                       4,802          4,969          9,815          9,644
Interest expense:
     Deposits                                                      1,996          1,956          4,136          3,800
     Borrowed funds                                                  524            807          1,151          1,440
                                                              ----------     ----------     ----------     ----------
          Total interest expense                                   2,520          2,763          5,287          5,240
                                                              ----------     ----------     ----------     ----------
          Net interest and dividend income                         2,282          2,206          4,528          4,404
Provision for loan losses                                             25             15             50             30
                                                              ----------     ----------     ----------     ----------
         Net interest and dividend income after provision
                 for loan losses                                   2,257          2,191          4,478          4,374
Non-interest income:
     Mortgage banking revenues, net                                   94             48            224             92
     Retail banking fees                                             553            430            990            812
     Net gain/(loss) on sales of securities                          182              0            182              2
                                                              ----------     ----------     ----------     ----------
          Total non-interest income                                  829            478          1,396            906
                                                              ----------     ----------     ----------     ----------
           Net interest, dividend and non-interest income          3,086          2,669          5,874          5,280
Non-interest expenses:
     Salaries and employee benefits                                  947            832          1,755          1,649
     Occupancy and equipment                                         257            227            528            452
     Data processing services                                        317            230            561            444
     Marketing                                                        93            110            224            304
     Audit, legal and consulting                                     100             49            175            178
     Postage, telephone, supplies                                    116            102            221            184
     Distribution on securities of subsidiary trust                   89              0            127              0
     Other                                                           160            124            280            221
                                                              ----------     ----------     ----------     ----------
          Total non-interest expenses                              2,079          1,674          3,871          3,432
                                                              ----------     ----------     ----------     ----------
Income before income taxes                                         1,007            995          2,003          1,848
Income tax expense                                                   352            351            701            457
                                                              ----------     ----------     ----------     ----------
          Net income                                          $      655     $      644     $    1,302     $    1,391
                                                              ==========     ==========     ==========     ==========
Basic earnings per share                                      $     0.32     $     0.26     $     0.64     $     0.56
Diluted earnings per share                                    $     0.32     $     0.26     $     0.63     $     0.55
Dividends per share                                           $     0.11     $     0.10     $     0.22     $     0.20
                                                              ==========     ==========     ==========     ==========

Weighted average common shares outstanding (basic)             2,023,800      2,475,263      2,041,406      2,502,806
Weighted average common shares outstanding (diluted)           2,057,978      2,492,760      2,067,921      2,520,983

Selected performance data:
     Return on average equity (in %)                               17.36          14.80          17.21          15.99
     Return on average assets (in %)                                0.89           0.89           0.90           0.98
     Net interest margin (in %)                                     3.20           3.13           3.21           3.20
     Expenses to average assets (in %)                              2.83           2.32           2.66           2.43
     Mortgage and equity loan production                      $   31,587     $   17,920     $   50,471     $   30,566

                                              IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Changes in Stockholders' Equity
                                               Six Months Ended June 30, 2001 and 2000
                                            (Dollars in thousands, except for share data)
                                                             (unaudited)


                                                                                                        Accumulated
                                                                Additional                                other            Total
                                          Shares      Common      paid-in     Retained     Treasury    comprehensive   stockholders'
                                          issued      stock       capital     earnings      stock         income          equity
                                        -----------   -----       -------     --------      -----         ------          ------
Balance at December 31, 1999              2,525,427    $253        $2,262     $14,450          $0            $10           $16,975

Issuance of stock rights                                               19                                                       19
Cash dividends                                                                   -496                                         -496
Treasury stock purchased
  (113,400 shares at an average
     price of $8.15)                                                                         -924                             -924

Comprehensive income:
  Net income                                                                    1,391                                        1,391
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $174                                                                                        260
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of ($7)                                                                                             -9
                                                                                                                          -------

  Other comprehensive income                                                                                 251              251
                                                                                                                          -------

Total comprehensive income                                                                                                  1,642
                                          ---------    ----        ------     -------       -----            ---          -------

Balance at June 30, 2000                  2,525,427     253         2,281      15,345        -924            261           17,216

Stock options exercised                         125                     1                                                       1
Issuance of stock rights                                               15                                                      15
Cash dividends                                                                   -459                                        -459
Treasury stock purchased
  (340,600 shares at an average
     price of $9.19)                                                                       -3,130                          -3,130

Comprehensive income:
  Net income                                                                    1,264                                       1,264
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $112                                                                                        186
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $17                                                                                              26
                                                                                                                         --------

  Other comprehensive income                                                                                 212              212
                                                                                                                         --------

Total comprehensive income                                                                                                  1,476
                                          ---------    ----        ------     -------       -----            ---          -------
Balance at December 31, 2000              2,525,552     253         2,297      16,150      -4,054            473           15,119

Stock options exercised                       2,550                    19                                                      19
Issuance of stock rights                                                9                                                       9
Cash dividends                                                                   -445                                        -445
Treasury stock purchased
  (73,000 shares at an average
     price of $10.08)                                                                        -736                            -736

Comprehensive income:
  Net income                                                                    1,302                                       1,302
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of ($78)                                                                                      -148
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of ($51)                                                                                           -74
                                                                                                                          --------

  Other comprehensive income                                                                                -222              -222
                                                                                                                          --------

Total comprehensive income                                                                                                   1,080
                                          ---------    ----        ------     -------       -----            ---          --------
Balance at June 30, 2001                  2,528,102    $253        $2,325     $17,007     -$4,790           $251           $15,046
                                          =========    ====        ======     =======      ======           ====           =======




                                     IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                      Six Months Ended June 30, 2001 and 2000
                                               (Dollars in thousands)
                                                    (unaudited)

                                                                                                 2001       2000
                                                                                               -------     -------
Net cash flows from operating activities:
  Net income                                                                                   $ 1,302     $ 1,391

  Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Provision for possible loan losses                                                           50          30
       Depreciation expense                                                                        177         172
       Amortization of premiums on investment securities, net                                       57          14
       (Gain) loss on sale of loans, net                                                          -174          -1
       Loss on sale of real estate acquired by foreclosure                                           0           1
       (Gain) on sale of investment securities available for sale, net                            -182          -2
       Origination of loans held for sale                                                      -18,044      -5,964
       Proceeds from sale of loans                                                              16,427       4,155
       Proceeds from sale of securitized loans                                                   4,990           0
       (Increase) in loan origination fees                                                         -69        -183
       Increase (decrease) in loan discounts                                                         2          -3
       (Increase) in deferred premium on loans sold and mortgage servicing  rights                 -41           0
       (Increase) in accrued interest receivable                                                    -2        -157
       (Increase) decrease in other assets, net                                                   -110          26
       Increase (decrease) in accrued expenses and other liabilities                             1,439         -68
                                                                                               -------     -------

  Net cash provided (used) by operating activities                                               5,822        -589

Net cash flows from investing activities:
  Purchase of investment securities available for sale                                         -20,403     -11,055
  Principal paydowns on mortgage-backed investment securities available for sale                11,611       3,900
  Proceeds from the sale of investment securities available for sale                             3,642       6,985
  Purchase of investment securities held to maturity                                            -8,974           0
  Principal paydowns on mortgage-backed investment securities held to maturity                     778         398
  Principal from the call of investment securities held to maturity                              7,500         977
  Net (increase) in loans                                                                       -4,824     -11,695
  Proceeds from sale of real estate acquired by foreclosure                                          0         110
  Purchases of equipment, net                                                                     -285        -107
                                                                                               -------     -------
  Net cash (used) by investing activities                                                      -10,955     -10,487

Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                                    28          18
  Net proceeds from the issuance of trust preferred securities                                   3,500           0
   Purchase of treasury stock                                                                     -736        -924
  Cash dividends                                                                                  -445        -495
  Net increase in deposits                                                                       5,412      14,973
  Proceeds from Federal Home Loan Bank advances                                                 18,750      53,454
  Repayment of Federal Home Loan Bank advances                                                 -18,108     -50,454
  (Decrease) increase in mortgagors' escrow accounts                                               -46           5
                                                                                               -------     -------

  Net cash provided by financing activities                                                      8,355      16,577
                                                                                               -------     -------

Net increase in cash and cash equivalents                                                        3,222       5,501

Cash and cash equivalents at beginning of period                                                 8,836       8,259
                                                                                               -------     -------

Cash and cash equivalents at end of period                                                     $12,058     $13,760
                                                                                               =======     =======

Supplemental disclosure of cash flow information:
  Cash paid for:
       Interest on deposit accounts                                                            $ 3,507     $ 3,800
       Interest on borrowed funds                                                                1,006       1,440
       Income tax expense, net                                                                     135         373
Supplemental schedule of non-cash investing and financing activities:
  Net change required by Statement of Financial Accounting Standards No. 115:
       Investment securities                                                                      -351         418
       Deferred income tax liability                                                              -129         167
       Net unrealized gain (loss) on investment securities available for sale                     -222         251

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             June 30, 2001 and 2000


Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Ipswich Bancshares, Inc. and its wholly owned subsidiaries, Ipswich Statutory Trust I and Ipswich Savings Bank (the Bank) and the Bank's subsidiaries, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, and North Shore Financial Services, Inc. (collectively herein referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Ipswich Statutory Trust I was formed in February 2001 to issue and sell common securities to the company and preferred securities to the public. Ipswich Preferred Capital Corporation (IPCC) was formed in 1999 as a Massachusetts business corporation which elected to be taxed as a real estate investment trust for Federal and Massachusetts tax purposes. IPCC is 99% owned by Ipswich Savings Bank. IPCC holds mortgage loans which were previously originated by the Company. Ipswich Securities Corporation was formed to exclusively transact in securities on its own behalf as a wholly-owned subsidiary of the Bank. North Shore Financial Services, Inc. was incorporated for the purpose of holding direct investments in real estate and foreclosed real estate, respectively.

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

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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


                                              Six Months Ended June 30,
                                               (Dollars in Thousands)
         2001
         ----                       Income             Shares         Per-Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------      -------------        ------
Basic EPS                           $1,302             2,041            $0.64
Effect of stock options                --                 27             (.01)
                                    ------             -----            -----

Diluted EPS                         $1,302             2,068            $0.63
                                    ======             =====            =====

         2000
         ----
Basic EPS                           $1,391             2,503            $0.56
Effect of stock options                --                 18             (.01)
                                    ------             -----            -----
Diluted EPS                         $1,391             2,521            $0.55
                                    ======             =====            =====

                                            Three Months Ended June 30,
                                               (Dollars in Thousands)
         2001
         ----                       Income             Shares         Per-Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------      -------------        ------
Basic EPS                           $655               2,024             $0.32
Effect of stock options              --                   34               --
                                    ----               -----             -----
Diluted EPS                         $655               2,058             $0.32
                                    ====               =====             =====
         2000
         ----
Basic EPS                           $644               2,475             $0.26
Effect of stock options              --                   18               --
                                    ----              -----              -----
Diluted EPS                         $644               2,493             $0.26
                                    ====               =====             =====


Other Comprehensive Income
--------------------------
Accumulated other comprehensive income consists solely of unrealized appreciation on investment securities available for sale, net of taxes.


ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS
-------------
This Financial Release contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Although Ipswich Bancshares Inc. believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from those projected in the forward-looking statements. Certain factors that might cause such difference include, but are not limited to, the factors set forth in the Corporation's filings with the Securities and Exchange Commission, which include, among other factors, changes in general economic conditions, credit risk management, changes in interest rates, regulatory issues and changes in the assumptions used in making such forward-looking statements.

Certain factors that may cause such differences include, but are not limited to the following: interest rates may increase, unemployment in the Company's market area may increase, property values may decline, and general economic and market conditions in the Company's market area may decline, all of which could adversely affect the ability of borrowers to re-pay loans, general economic and market conditions in the Company's market area may decline, the value of real estate securing payment of loans may decline and the Company's ability to make profitable loans may be impacted; adverse legislation or regulatory requirements may be adopted; and competitive pressure among depository institutions may increase. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and write-downs and higher operating expenses. The Company disclaims any intent or obligation to update publicly any of the forward looking statements herein, whether in response to new information, future events or otherwise.

GENERAL
-------
Ipswich Bancshares, Inc. (the Company) is a Massachusetts corporation whose primary business is serving as the holding company for Ipswich Savings Bank (the
Bank) and Ipswich Statutory Trust I.

The Company's operating results for the three and six months ended June 30, 2001 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Statutory Trust I, Ipswich Savings Bank, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, and North Shore Financial Services. The Company is in the business of making loans, while attracting deposits from the general public to fund those loans. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates Automatic Teller Machines at its Main Office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the
FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).


ASSET / LIABILITY MANAGEMENT
----------------------------
The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and mortgage backed securities are shown as if the entire balance comes due on the repricing date. Estimates of fixed rate loan amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a result of this analysis, the static GAP position in the 0 to 12 months range is a negative $10.1 million at June 30, 2001.

Interest rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which may affect the sensitivity of assets and liabilities, and consequently can not be used alone to predict the operating results of a financial institution in a changing environment.


LIQUIDITY
---------
The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit outflows, to fund its share repurchase program and to meet operating expenses. The primary sources of liquidity are interest and principal amortization from loans, mortgage backed securities and investments, sales and maturities of investments, loan sales, deposits, and Federal Home Loan Bank of Boston (the FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowed facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $32.8 million at June 30, 2001.

During 2001 the primary sources of liquidity were $21.4 million in loan sales, principal amortization from mortgage backed securities of $12.4 million, payoffs and principal amortization is the loan portfolio of $22 million and the sale and call of investment securities of $11.1 million. The primary uses of funds were $43.4 million in residential first mortgage loan originations and $29.4 million in investment purchases.


CAPITAL RESOURCES
-----------------
Total stockholders' equity at June 30, 2001 was $15 million, a decrease of $100,000 from $15.1 million at the end of 2000. Included in stockholders' equity at June 30, 2001 is an unrealized gain on marketable securities available for sale, net of taxes, of $251,000, a decrease of $222,000 as compared to $473,000 at December 31, 2000. The decrease is primarily due to the liquidation of the Company's equity security portfolio which produced a pre-tax gain of $182,000. Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity. In the first quarter of fiscal 2001, the Ipswich Statutory Trust I sold $3.5 million of its trust preferred securities to the public and $109,000 of its common securities to the Company. The trust preferred securities are manditorially redeemable upon the maturity of the Junior Subordinated Debentures on February 22, 2031 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part on or after February 22, 2011 at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date. The costs will be amortized into operating expense over the life of the securities. The Company owns all of the common securities of the Trust, the only voting security, and as a result, the Trust is a subsidiary of the Company.

The Company announced a third stock repurchase plan of 10% of the outstanding shares in February 2001. Through June 30, 2001, the Company had repurchased 527,000 or 21% of the outstanding shares at an average price of $9.09 totaling $4.8 million.

The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% to be classified as "well-capitalized"). At June 30, 2001 Tier 1 leverage capital ratio for the Company was 6.23% compared to 5.04% at December 31, 2000 and 5.39% and 5.14% for the Bank on June 30, 2001 and December 31, 2000, respectively.

The Federal Reserve and the FDIC have also imposed risk-based capital requirements on the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At June 30, 2001, the Company's total and Tier 1 risk-based capital ratios were 12.26% and 11.07% (compared to 10.31% and 9.19% at December 31, 2000). At June 30, 2001, the Bank's total and Tier 1 risk based capital ratios were 10.69% and 9.50% (compared to 10.46% and 9.19% at December 31,
2000).

As of June 30, 2001, the Bank was considered "well-capitalized" under applicable regulatory capital guidelines.


FINANCIAL CONDITION
-------------------
The Company's total assets at June 30, 2001 were $298.6 million, an increase of $10.7 million from December 31, 2000 assets of $287.8 million. The increase was largely due to the addition of $5.0 million in total loans, $4.9 million in mortgage-backed securities available for sale, and $4.5 million in fed funds sold. Funding the increase in assets for the first six months of 2001 was deposit growth of $5.4 million, primarily in checking accounts, savings and money market accounts. Additionally, the Company issued $3.5 million in trust preferred securities in February 2001.

Federal Funds Sold
------------------
Interest-bearing deposits and federal funds sold at June 30, 2001 was $4.5 million, versus $0 at December 31, 2000. The increase in fed funds sold was primarily due to accelerated cash flows from loans and investments resulting from the decline in interest rates in the first six months of 2001.

Investment and Mortgage-Backed Securities
-----------------------------------------
Total investments and mortgage backed securities available for sale at June 30, 2001 was $39.1 million, an increase of $4.9 million in 2001. The increase was primarily the result of the purchase of $20.4 million in fixed rate mortgage-backed securities, offset by $1.6 million in equity security sales, $2.0 million in called bonds, and $11.6 million in principal amortization. The unrealized gain on the portfolio of available for sale securities, was $425,000 at June 30, 2001.

Total investments and mortgage-backed securities held to maturity was $31.0 million at June 30, 2001, versus $30.3 million at December 31, 2000. The increase is due to principal amortization on the portfolio of mortgage-backed securities of $778,000 and the call of $7.5 million in bonds offset by the purchase of $9 million of mortgage-backed securities.

Loans and Loans Held for Sale
-----------------------------
Loans held for sale decreased to $1.8 million at June 30, 2001, versus $5.0 at year-end 2000.

The loan portfolio at June 30, 2001 was $208.1 million, an increase of $5.0 million in comparison to the portfolio at December 31, 2000 of $203.1 million. The increase was principally in fixed rate mortgages, resulting from an asset/liability strategy of adding a selective number of fixed rate loans to the portfolio.


CREDIT QUALITY
--------------
Non-Performing Loans
--------------------
Loans placed on non-performing status at June 30, 2001 was $224,000, substantially unchanged since year-end. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to the full timely collection of principal and interest, or when a loan comes contractually past due by ninety (90) days or more, unless the loan is adequately secured and in the process of collection.

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

Real Estate Acquired by Foreclosure
-----------------------------------
Real estate acquired by foreclosure totaled $0 at June 30, 2001. The Company owns two parcels of land which have previously been written down to $1 each. Real estate acquired by foreclosure is reflected at the lower of the net carrying value, or fair value, of the property, less estimated costs of disposition.

Allowance for Loan Loss
-----------------------
The allowance for loan loss at June 30, 2001 was $2.0 million, an increase of $160,000 primarily from a recovery of a loan partially charged-off totaling $146,000. The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off. In evaluating current information and events regarding borrowers ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for possible loan losses is accurate as of June 30, 2001. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

Liabilities
-----------
Deposits increased by $5.4 million in the first half of 2001, to end June 30, 2001 at $242.6 million. Deposits totaled $237.2 million at December 31, 2000. Money market deposits increased by $8.1 million offset by a decrease of $6.9 million in CDs.

Federal Home Loan Bank of Boston advances increased by $642,000 in 2001 to $32.8 million at June 30, 2001. Borrowed funds are typically used to manage the liquidity of the Company and the utilization of borrowings is dependent on cash flows from other assets and liabilities. The Company restructured a portion of its borrowings in the second quarter which resulted in reducing the weighted average rate from 6.60% at December 31, 2000 to 5.84% at June 30, 2001.

Equity Capital
--------------
Equity capital decreased by $73,000 to $15 million at June 30, 2001. Equity was principally impacted by earnings for the first six months of the year of $1.3 million. Offsetting these increases were payments of cash dividends to shareholders which totaled $445,000 in 2001, and a decline in the unrealized gain on investment securities of $222,000. Additionally, the Company repurchased 73,000 shares or 4.5% of its outstanding shares in executing its previously announced 10% stock repurchase plan. The average price per share was $10.08 totaling $736,000. The cost of the shares as reflected in the equity capital section of the balance sheet as "Treasury Stock".

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 2000

General
-------
The Company reported net income of $655,000 or $.32 per fully diluted share for the second quarter of 2001. This compares with $644,000 or $.26 per fully diluted share for the second quarter of 2000. The second quarter 2001 earnings were favorably impacted by securities gains of $182,000.

Return on equity for the second quarter of 2001 was 17.36%, versus 14.80% for the same quarter of 2000. Return on assets was .89% for the second quarter in 2001 and 2000.

Net Interest and Dividend Income
--------------------------------
Net interest income for the second quarter of 2001 was $2.3 million, versus $2.2 million for the same time frame in 2000. The net interest margin percentage was 3.20% for the second quarter of 2001 versus 3.13% for the same quarter the previous year.

Non-interest Income
-------------------
Non-interest income for the second quarter of 2001 was $829,000 versus $478,000 in the second quarter of 2000. Non-interest income was substantially higher in 2001, as a result of higher retail banking fees and mortgage income. Mortgage banking revenues are principally generated from the sale of fixed rate loans in the secondary market. As a result of the current interest rate environment, the Company is originating primarily fixed rate mortgages for sale versus adjustable rate loans for portfolio. The resulting impact is that mortgage banking revenues for the second quarter of 2001 was $94,000 versus $48,000 for the second quarter of 2000.

Retail banking fees for the second quarter of 2001 was $553,000 versus $430,000 for the same quarter in 2000. The 29% increase is principally the result of the Company's successful efforts to promote its checking account products and substantial increases in ATM and debit card income.

Non-interest Expense
--------------------
Total noninterest expenses were $2.1 million for the second quarter of 2001 versus $1.7 million for the same time frame in 2000. Expenses which exhibited increases included salary and benefit costs which increased $115,000 or 14% and data processing costs which increased $87,000, or 38% in the current quarter versus the same quarter in 2000. Salary increases were primarily the result of the Company's efforts in building a Commercial Banking Department. Data processing costs increased as a result of the sale of the Company's credit card portfolio and an ATM conversion which created one-time expenses.

Income Tax Expense
------------------
The 2001 effective tax rate was 35% for the second quarter of 2001 and 2000. A tax rate of 35% in 2001 is expected to continue through the remainder of the year.

  RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                         SIX MONTHS ENDED JUNE 30, 2000

General
-------
The Company reported net income of $1.3 million or $.63 per fully diluted share for the first six months of 2001. This compares with $1.4 million or $.55 per fully diluted share for the first six months of 2000. Positive variances which contributed to an increase in earnings were in the net interest income of $124,000, and noninterest income of $490,000. In 2000, the Company realized a one-time tax benefit of $190,000.

Return on equity for the first six months of 2001 was 17.21%, versus 15.99% for the same time frame in 2000. The first six months of 2001 return on assets was
 .90% versus .98% for the time frame in 2000.

Net Interest and Dividend Income
--------------------------------
Net interest income for the first six months of 2001 was $4.5 million, versus $4.4 million for the same time frame in 2000. The net interest margin percentage was 3.21% versus 3.20% for the same time frame the previous year.

Non-interest Income
-------------------
Non-interest income for the first six months of 2001 was $1.4 million versus $906,000 in the first half of 2000. Non-interest income increased as a result of higher mortgage banking revenues of $132,000, an increase of $178,000 in retail banking fees, and securities gains of $182,000. Mortgage banking revenues are generated from the sale of fixed rate loans in the secondary market. Due to the current interest rate environment, the Company is primarily originating fixed rate loans for sale versus adjustable rate loans which are originated for portfolio. Total mortgage banking revenues for the first six months of 2001 were $224,000 versus $92,000 for the same time frame in 2000.

Retail banking fees totaled $990,000 for the first six months of 2001 versus $812,000 for the same time frame in 2000, an increase of $178,000 or 22%. Retail banking fees have increased as a result of the Company's emphasis on generating checking accounts in its retail branch network which contributes significantly to fee income and substantial increases in ATM and debit card income.

Non-interest Expense
--------------------
Total noninterest expense was $3.9 million for the first six months of 2001 versus $3.4 million for the same time frame in 2000. Non-interest expenses line items which increased in 2001 over 2000 were salaries and benefits, an increase of $106,000 or 6%, and data processing expenses which increased by $117,000 or 26%. These cost increases are a result of the Company's successful efforts to generate checking accounts.

Income Tax Expense
------------------
The first six months of 2001 effective tax rate was 35% versus 24.7% for the same time frame in 2000. The tax rate in 2000 was impacted by the Company's realization of a $190,000 tax benefit resulting from a reduction in its valuation reserve. The tax rate in 2001 is expected to be 35%.

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

The following reflects the Company's NII sensitivity analysis as of the time frames analyzed:



Rate Change                  Estimated NII Sensitivity Over Twelve Months
--------------------------------------------------------------------------------
                          June 30, 2001                      June 30, 2000
                          -------------                      -------------
+200bp                       -1.18%                              -2.29%
-200bp                       -0.36%                              -2.18%



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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-----------------------------------
None

Item 2.           Changes in Securities and use of Proceeds
-----------------------------------------------------------
None

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------
None

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------
The following were nominated to the Board of Directors to serve three-year terms as directors of the Company.


                              For            Withheld
                           ---------         --------

Thomas A. Ellsworth        1,557,185          150,917
William J. Tinti           1,556,785          151,317


Item 5.           Other Information
-----------------------------------
None

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------
a.       Exhibits

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

         10.16* 1996 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

         10.17* 1998 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

         10.18* Deferred Compensation Plan for Directors incorporated by reference to the Company's Form S-8 filed on July 22, 1999.

         10.19 Contract dated April 6, 2000 with U.S. Bancorp for ATM processing services incorporated by reference to the Company's March 31, 2000 Form 10-Q.

         10.20*Severance Agreement dated August 8, 2000 between Ipswich Savings
               Bank and Mark E. Foley is incorporated by reference herein from the Company's June 30, 2000 Form 10-Q.

         10.21*Split Dollar Agreement dated March 30, 2001 between Ipswich
               Savings Bank and Francis Kenney is incorporated by reference herein from the Company's March 31, 2001 Form 10-Q.

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

IPSWICH BANCSHARES, INC.


By:      /s/ David L. Grey                               Date:   August 10, 2001
         -----------------
         David L. Grey
         President and Chief Executive Officer


By:      /s/ Francis Kenney                              Date:   August 10, 2001
         ------------------
         Francis Kenney
         Treasurer
         (Principal Financial Officer and Principal Accounting Officer)