Form 10-Q
period 2001-09-30
IPSWICH BANCSHARES INC
filed 2001-11-14
CIK 1089857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  FORM 10Q - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001.

 [   ]      Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from ____________ to ____________.


                       Commission File Number: (0-26663)


                            IPSWICH BANCSHARES, INC.
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Massachusetts                                           04-3459169
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


23 Market Street, Ipswich, Massachusetts                             01938
------------------------------------------------------            ------------
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

Yes  [ X ]                       No [   ]

The number of shares outstanding of the Registrant's common stock as of November 9, 2001 was 1,930,102.

                   IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2001              2000
                                                                       --------------    -------------
                                                                         (unaudited)       (unaudited)
       Assets

Cash and due from banks                                               $     7,174       $     8,836
Federal funds and other short-term investments                              1,500                 0
Securities available for sale, at market value                             47,968            34,228
Securities held to maturity, at amortized cost                             27,895            30,282
Loans held for sale                                                         2,562             5,003

Loans:
   Residential fixed rate                                                  70,975            62,707
   Residential adjustable rate                                             97,602           102,218
   Home equity                                                             32,525            31,212
   Commercial                                                               8,081             5,698
   Consumer                                                                 1,074             1,302
                                                                      -----------       -----------
         Total gross loans                                                210,257           203,137
Allowance for loan losses                                                  (2,053)           (1,803)
                                                                      -----------       -----------
             Net loans                                                    208,204           201,334
                                                                      -----------       -----------
Stock in FHLB of Boston                                                     3,000             3,000
Premises and equipment, net                                                 2,937             2,983
Accrued interest receivable                                                 1,564             1,435
Other assets                                                                  828               733
                                                                      -----------       -----------
              Total assets                                            $   303,632       $   287,834
                                                                      ===========       ===========

          Liabilities and Stockholders' Equity

   Liabilities:
   Deposits:
   Non-interest-bearing checking accounts                             $    26,222       $    22,855
   Interest-bearing checking accounts                                      34,830            34,871
   Savings accounts                                                        45,477            39,531
   Money market accounts                                                   73,259            66,083
   Certificates of deposit                                                 65,161            73,897
                                                                      -----------       -----------
              Total deposits                                              244,949           237,237

   Borrowed funds                                                          34,849            32,108
   Mortgagors' escrow accounts                                                956               972
   Deferred income tax liability and other liabilities                      4,149             2,398
                                                                      -----------       -----------
              Total liabilities                                           284,903           272,715
                                                                      -----------       -----------
Company obligated, mandatorily redeemable capital securities                3,500                 0

Equity capital                                                             20,154            18,700
Treasury stock (583,100 and 454,000 shares at September 30,                (5,515)           (4,054)
   2001 and December 31, 2000 respectively)
Unrealized gain on investment securities available for sale, net              590               473
                                                                      -----------       -----------
              Total stockholders' equity                                   15,229            15,119
                                                                      -----------       -----------
              Total liabilities and stockholders' equity              $   303,632       $   287,834
                                                                      ===========       ===========

          Shares outstanding                                            1,945,002         2,071,552
Selected data (end of period):
          Regulatory tier 1 leverage capital ratio (in %)                    5.98%             5.04
          Book value per share                                        $      7.83       $      7.30


                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                                        THREE MONTHS ENDED                 NINE MONTH ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       2001            2000              2001             2000
                                                                   -----------      -----------       -----------      -----------
                                                                   (unaudited)      (unaudited)       (unaudited)      (unaudited)
Interest and dividend income:
         Loans                                                     $     3,641      $     3,854       $    11,141      $    10,993
         Investment securities available for sale                          707              719             1,843            2,089
         Investment securities held to maturity                            513              467             1,531            1,410
         Federal funds and interest bearing deposits                        39               74               200              266
                                                                   -----------      -----------       -----------      -----------
              Total interest and dividend income                         4,900            5,114            14,715           14,758

Interest expense:
         Deposits                                                        1,844            2,076             5,980            5,876
         Borrowed funds                                                    491              790             1,642            2,230
                                                                   -----------      -----------       -----------      -----------
              Total interest expense                                     2,335            2,866             7,622            8,106
                                                                   -----------      -----------       -----------      -----------
              Net interest and dividend income                           2,565            2,248             7,093            6,652
Provision for loan losses                                                   25               15                75               45
                                                                   -----------      -----------       -----------      -----------
             Net interest and dividend income after provision
                     for loan losses                                     2,540            2,233             7,018            6,607

Non-interest income:
         Mortgage banking revenues, net                                    165              (78)              389               14
         Retail banking fees                                               577              448             1,567            1,260
         Net gain/(loss) on sales of securities                              0                0               182                2
                                                                   -----------      -----------       -----------      -----------
              Total non-interest income                                    742              370             2,138            1,276
                                                                   -----------      -----------       -----------      -----------
           Net interest, dividend and non-interest income                3,282            2,603             9,156            7,883

Non-interest expenses:
         Salaries and employee benefits                                    926              834             2,681            2,483
         Occupancy and equipment                                           257              229               785              681
         Data processing services                                          240              211               801              655
         Marketing                                                         141              103               365              407
         Audit, legal and consulting                                        72               82               247              260
         Postage, telephone, supplies                                      109               92               330              276
         Distribution on securities of subsidiary trust                     92                0               219                0
         Other                                                             247              103               527              323
                                                                   -----------      -----------       -----------      -----------
              Total non-interest expenses                                2,084            1,654             5,955            5,085

Income before income taxes                                               1,198              949             3,201            2,798
Income tax expense                                                         420              332             1,120              789
                                                                   -----------      -----------       -----------      -----------
              Net income                                           $       778      $       617       $     2,081      $     2,009
                                                                   ===========      ===========       ===========      ===========

Basic earnings per share                                           $      0.39      $      0.26       $      1.03      $      0.82
Diluted earnings per share                                         $      0.38      $      0.26       $      1.01      $      0.81
Dividends per share                                                $      0.11      $      0.10       $      0.33      $      0.30
                                                                   ===========      ===========       ===========      ===========

Weighted average shares outstanding (basic)                          2,000,877        2,376,908         2,026,928        2,460,534
Weighted average shares outstanding (diluted)                        2,059,125        2,395,805         2,064,223        2,478,903

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Stockholders' Equity Nine
              Months Ended September 30, 2001 and 2000 (Dollars in
                        thousands, except for share data)
                                   (unaudited)

                                                                                                      Accumulated
                                                                Additional                               other           Total
                                              Shares    Common    paid-in   Retained    Treasury     comprehensive   stockholders'
                                              issued     stock    capital   earnings     stock           income         equity
                                            ----------  -------   -------   --------  ----------     -------------   --------------
Balance at December 31, 1999                2,525,427     $253    $2,262    $14,450          $0            $10          $16,975

Issuance of stock rights                                              27                                                     27
Cash dividends                                                                 (723)                                       (723)
Treasury stock purchased
  (262,400 shares at an average
     price of $8.74)                                                                     (2,295)                         (2,295)

Comprehensive income:
  Net income                                                                  2,009                                       2,009
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $178                                                                                      267
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $10                                                                                            26
                                                                                                                     -----------

  Other comprehensive income                                                                               293              293
                                                                                                                     -----------

Total comprehensive income                                                                                                2,302
                                           -----------  -------   -------   --------  ----------     ----------      -----------

Balance at September 30, 2000               2,525,427      253     2,289     15,736      (2,295)           303           16,286

Stock options exercised                           125                  1                                                      1
Issuance of stock rights                                               8                                                      8
Cash dividends                                                                 (233)                                       (233)
Treasury stock purchased
  (191,600 shares at an average
     price of $9.18)                                                                     (1,759)                         (1,759)

Comprehensive income:
  Net income                                                                    646                                         646
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $108                                                                                      179
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $0                                                                                             (9)
                                                                                                                     -----------

  Other comprehensive income                                                                               170              170
                                                                                                                     -----------

Total comprehensive income                                                                                                  816
                                           -----------  -------   -------   --------  ----------     ----------      -----------

Balance at December 31, 2000                2,525,552      253     2,298     16,149      (4,054)           473           15,119

Stock options exercised                         2,550                 19                                                     19
Issuance of stock rights                                              13                                                     13
Cash dividends                                                                 (659)                                       (659)
Treasury stock purchased
  (129,100 shares at an average
     price of $11.33)                                                                    (1,461)                         (1,461)

Comprehensive income:
  Net income                                                                  2,081                                       2,081
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $147                                                                                      176
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of  ($41)                                                                                        (59)
                                                                                                                     -----------

  Other comprehensive income                                                                               117              117
                                                                                                                     -----------

Total comprehensive income                                                                                                2,198
                                           -----------  -------   -------   --------  ----------     ----------      -----------

Balance at September 30, 2001               2,528,102     $253    $2,330    $17,571     ($5,515)          $590          $15,229
                                            =========     ====    ======    =======     =======           ====          =======



                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                             (Dollars in thousands)
                                   (unaudited)

                                                                                                2001          2000
                                                                                               -------       -------
Net cash flows from operating activities:
  Net income                                                                                 $  2,081       $  2,009

  Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Provision for loan losses                                                                   75             45
       Depreciation expense                                                                       267            259
       Amortization of premiums on investment securities, net                                      82             41
       (Gain) loss on sale of loans, net                                                         (324)            78
       Loss on sale of real estate acquired by foreclosure                                          0              1
       (Gain) on sale of investment securities available for sale, net                           (182)            (2)
       Origination of loans held for sale                                                     (30,866)       (16,014)
       Proceeds from sale of loans                                                             28,641          3,459
       Proceeds from sale of securitized loans                                                  4,990          9,544
       (Increase) in loan origination fees                                                        (95)          (275)
       Increase (decrease) in loan discounts                                                       47             (4)
       (Increase) in deferred premium on loans sold and mortgage servicing rights                  (2)           (97)
       (Increase) in accrued interest receivable                                                 (129)          (367)
       (Increase) decrease in other assets, net                                                   (93)           (77)
       Increase (decrease) in accrued expenses and other liabilities                            1,645             (5)
                                                                                             --------       --------

  Net cash provided (used) by operating activities                                              6,137         (1,405)

Net cash flows from investing activities:
  Purchase of investment securities available for sale                                        (33,205)       (13,329)
  Principal paydowns on mortgage-backed investment securities available for sale               16,143          7,197
  Proceeds from the sale of investment securities available for sale                            3,642          6,985
  Purchase of investment securities held to maturity                                           (8,974)             0
  Principal paydowns on mortgage-backed investment securities held to maturity                  1,614            743
  Principal from the call of investment securities held to maturity                             9,750              0
  Redemption of stock in FHLB of Boston                                                             0            977
  Net (increase) in loans                                                                      (6,897)       (10,619)
  Proceeds from sale of real estate acquired by foreclosure                                         0            110
  Purchases of equipment, net                                                                    (221)          (137)
                                                                                             --------       --------
  Net cash (used) by investing activities                                                     (18,148)        (8,073)

Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                                   32             27
  Net proceeds from the issuance of trust preferred securities                                  3,500              0
   Purchase of treasury stock                                                                  (1,461)        (2,295)
  Cash dividends                                                                                 (659)          (723)
  Net increase in deposits                                                                      7,712         15,194
  Proceeds from Federal Home Loan Bank advances                                                20,849         53,454
  Repayment of Federal Home Loan Bank advances                                                (18,108)       (55,870)
  (Decrease) in mortgagors' escrow accounts                                                       (16)           (21)
                                                                                             --------       --------

  Net cash provided by financing activities                                                    11,849          9,766
                                                                                             --------       --------

Net (decrease) increase in cash and cash equivalents                                             (162)           288

Cash and cash equivalents at beginning of period                                                8,836          8,259
                                                                                             --------       --------

Cash and cash equivalents at end of period                                                   $  8,674       $  8,547
                                                                                             ========       ========

Supplemental disclosure of cash flow information: Cash paid for:
       Interest on deposit accounts                                                          $  5,980       $  5,876
       Interest on borrowed funds                                                               1,482          2,230
       Income tax expense, net                                                                    140            789
Supplemental schedule of non-cash investing and financing activities:
  Net change required by Statement of Financial Accounting Standards No. 115:
       Investment securities                                                                      223            483
       Deferred income tax liability                                                              106            190
       Net unrealized gain (loss) on investment securities available for sale                     117            293
Transfer of securitized mortgage loans to mortgage-backed securities available for sale             0            575
Conversion of residential real estate loans to mortgage-backed securities                    $  5,030       $  3,276

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           September 30, 2001 and 2000


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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired by foreclosure, and the valuation of originated mortgage servicing rights.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

                                       Nine Months Ended September 30,

     2001                         Income           Shares           Per-Share
     ----                       (Numerator)     (Denominator)         Amount
                                -----------     -------------         ------
Basic EPS                         $2,081            2,027           $   1.03
Effect of stock options               --               37               (.02)
                                  ------           ------           --------
Diluted EPS                       $2,081            2,064           $   1.01
                                  ======           ======           ========

     2000
     ----

Basic EPS                         $2,009            2,461           $   0.82
Effect of stock options               --               18               (.01)
                                  ------           ------           --------
Diluted EPS                       $2,009            2,479           $   0.81
                                  ======           ======           ========

                                      Three Months Ended September 30,

     2001                         Income           Shares           Per-Share
     ----                       (Numerator)     (Denominator)         Amount
                                -----------     -------------         ------

Basic EPS                         $  778            2,001           $   0.39
Effect of stock options               --               58              (.01)
                                   -----            -----           --------
Diluted EPS                       $  778            2,059           $   0.38
                                  ======           ======           ========

     2000
     ----

Basic EPS                         $  617            2,377           $   0.26
Effect of stock options               --               19                 --
                                  ------            -----           --------
Diluted EPS                       $  617            2,396           $   0.26
                                  ======           ======           ========


Other Comprehensive Income

Accumulated other comprehensive income consists solely of unrealized appreciation on investment securities available for sale, net of taxes.

ITEM 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------
Certain statements in this Form 10-Q constitute "forward looking statements", as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", "plan", "assume", and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward looking statements. Reliance should not be placed on forward looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements.

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


GENERAL
-------
Ipswich Bancshares, Inc. (the Company) is a Massachusetts corporation whose primary business is serving as the holding company for Ipswich Savings Bank (the
Bank) and Ipswich Statutory Trust I. The Company's operating results for the three and nine months ended September 30, 2001 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Statutory Trust I, Ipswich Savings Bank, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation and North Shore Financial Services. The Company is in the business of making residential mortgage loans, while attracting deposits from the general public to fund those loans. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates Automatic Teller Machines at its Main Office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).

ASSET / LIABILITY MANAGEMENT
----------------------------
The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and adjustable rate mortgage backed securities are shown as if the entire balance comes due on the repricing date. Estimates of fixed rate loan and fixed rate mortgage backed securities amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a result of this analysis, the static GAP position in the 0 to 12 months range is a negative $14.7 million at September 30, 2001.

Interest rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which may affect the sensitivity of assets and liabilities, and consequently can not be used alone to predict the operating results of a financial institution in a changing environment.


LIQUIDITY
---------
The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit outflows, to fund its share repurchase program and to meet operating expenses. The primary sources of liquidity are interest and principal amortization from loans, mortgage backed securities and investments, the sales and maturities of investments, loan sales, deposits, and Federal Home Loan Bank of Boston (the FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowed facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $34.8 million at September 30, 2001.

During 2001 the primary sources of liquidity were $33.6 million in loan sales, principal amortization from mortgage backed securities of $17.8 million, payoffs and principal amortization in the loan portfolio of $45.7 million and the sale/call of investment securities of $13.4 million. The primary uses of funds were $83.4 million in residential and home equity mortgage loan originations and $42.2 million in investment purchases.


CAPITAL RESOURCES
-----------------
Total stockholders' equity at September 30, 2001 was $15.2 million, an increase of $110,000 from $15.1 million at the end of 2000. Included in stockholders' equity at September 30, 2001 is an unrealized gain on marketable securities available for sale, net of taxes, of $590,000, an increase of $117,000 as compared to $473,000 at December 31, 2000. Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity.

The Company announced three stock repurchase plans of 10% each since March 2000. Through September 30, 2001, the Company had repurchased 583,100 or 23% of the outstanding shares at an average price of $9.46 totaling $5.5 million, which is reflected as a decrease to equity. There remains approximately 98,000 shares left to complete the third repurchase program.

The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% to be classified as "well-capitalized"). At September 30, 2001 Tier 1 leverage capital ratio for the Company was 5.98% compared to 5.04% at December 31, 2000 and 5.52% and 5.14% for the Bank on September 30, 2001 and December 31, 2000, respectively.

The Federal Reserve and the FDIC have also imposed risk-based capital requirements on the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At September 30, 2001, the Company's total and Tier 1 risk-based capital ratios were 11.85% and 10.64% (compared to 11.53% and 10.28% at December 31, 2000). At September 30, 2001, the Bank's total and Tier 1 risk based capital ratios were 10.94% and 9.73% (compared to 11.72% and 10.47% at December 31, 2000).

As of September 30, 2001, the Bank was considered "well-capitalized" under applicable regulatory capital guidelines.


FINANCIAL CONDITION
-------------------
The Company's total assets at September 30, 2001 were $303.6 million, an increase of $15.8 million from December 31, 2000 assets of $287.8 million. The increase was largely due to the addition of $7.1 million in total loans and $13.7 million in securities available for sale. Funding the increase in assets for the first nine months of 2001 was deposit growth of $7.7 million, primarily in checking accounts, savings, money market accounts and borrowed funds of $2.7 million.

Federal Funds Sold
------------------
Interest-bearing deposits and federal funds sold at September 30, 2001 was $1.5 million versus zero at December 31, 2000. The increase in fed funds sold was primarily due to accelerated cash flows during the year acerbated by the decline in interest rates during the year.

Investment and Mortgage-Backed Securities
-----------------------------------------
Total investments and mortgage backed securities available for sale at September 30, 2001 was $48 million, an increase of $13.7 million in 2001. The increase was primarily the result of the purchase of $33.2 million of fixed rate mortgage-backed securities, offset by $3.6 million in sales and $16.1 million in principal amortization. The unrealized gain on the portfolio of available for sale securities was $999,000 at September 30, 2001.

Total investments and mortgage-backed securities held to maturity were $27.9 million at September 30, 2001, versus $30.3 million at December 31, 2000. The decline is due to principal amortization on the portfolio of mortgage-backed securities of $1.6 million.

Loans and Loans Held for Sale
-----------------------------
Loans held for sale decreased to $2.6 million at September 30, 2001, versus $5 million at year-end 2000. The Company's portfolio of mortgages held for sale decreased due to the delivery of loans into sale commitments.

The loan portfolio at September 30, 2001 was $210.3 million, an increase of $7.1 million in comparison to the portfolio at December 31, 2000 of $203.1 million. The increase was principally in fixed rate mortgages, primarily 15-year, as a result of an asset liability strategy to retain fixed rate loans in the portfolio.

CREDIT QUALITY
--------------
Non-Performing Loans
--------------------
Loans placed on non-performing status at September 30, 2001 was $221,000, substantially unchanged since year-end. Accrual of interest on loans is discontinued either when a reasonable doubt exists, as to the full timely collection of principal and interest, or when a loan comes contractually past due by ninety (90) days or more, unless the loan is adequately secured and in the process of collection.

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

Real Estate Acquired by Foreclosure
-----------------------------------
Real estate acquired by foreclosure totaled $2 at September 30, 2001, unchanged since year-end 2000. The Company owns two parcels of land which have previously been written down to $1 each. Real estate acquired by foreclosure is reflected at the lower of the net carrying value, or fair value, of the property, less estimated costs of disposition.

Allowance for Loan Loss
-----------------------
The allowance for loan loss at September 30, 2001 was $2.1 million, an increase of $250,000 since year-end 2000. The increase is attributable to a year-to-date provision of $75,000 and net recoveries of $175,000.

Charge-offs during 2001 have primarily been contained to consumer over-drafts. The allowance is reviewed on a quarterly basis by the Board of Directors for reasonableness in light of economic conditions that are applicable at the time.

The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off. In evaluating current information and events regarding borrowers ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for loan losses is adequate as of September 30, 2001. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

Liabilities
-----------
Deposits increased by $7.7 million in the nine months of 2001, to end September 30, 2001 at $244.9 million. Deposits totaled $237.2 million at December 31, 2000. The increase in deposits resulted from the Company's ongoing checking account program which generated an increase of $3.3 million in checking account balances in 2001. In addition, savings and money market deposits increased by $13.1 million while certificates of deposit declined by $8.7 million. As a result of the decline in interest rates during 2001, deposit customers have opted for more liquid deposit accounts versus certificate of deposit accounts.

Federal Home Loan Bank of Boston advances increased by $2.7 million in 2001 to $34.8 million at September 30, 2001. Borrowed funds are typically used to manage the liquidity of the Company and the utilization of borrowings is dependent on cash flows from other assets and liabilities. The weighted average maturity of its borrowings is approximately 2.1 years at September 30, 2001 with a weighted average rate of 5.71%.

Equity Capital
--------------

Equity capital increased by $110,000 to $15.2 million at September 30, 2001. Equity was principally impacted by earnings for the first nine months of the year of $2.1 million and an increase in the unrealized gain on investment securities of $117,000, net of taxes. Offsetting these increases were payments of cash dividends to shareholders which totaled $659,000 in 2001. Additionally, the Company repurchased 129,100 shares of its outstanding shares in executing its previously announced 10% share repurchase plan. The average price per share was $11.33 totaling $1.5 million. The cost of the shares is reflected in the equity capital section of the balance sheet as "Treasury Stock".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                   THE THREE MONTHS ENDED SEPTEMBER 30, 2000

General
-------
The Company reported net income of $778,000 or $.38 per fully diluted share for the third quarter of 2001. This compares with $617,000 or $.26 per fully diluted share for the third quarter of 2000. The third quarter of 2001 was impacted by the write-off of $106,000 of fixed assets and leasehold improvements as a result of a computer conversion and the renovation of a leased branch. The third quarter 2000 earnings were impacted by a pre-tax charge of $153,000 resulting from a restructuring of a portion of the loan portfolio, consisting of the sale of $6.0 million of below market loans in the secondary market and the reinvestment of these funds in higher rate loans with less interest rate risk.

Return on equity for the third quarter of 2001 was 20.32%, versus 14.58% for the same quarter of 2000. The third quarter of 2001 return on assets was 1.03% versus .85% for the same quarter in 2000.

Net Interest and Dividend Income
--------------------------------
Net interest income for the third quarter of 2001 was $2.6 million, versus $2.2 million for the same time frame in 2000. The net interest margin percentage was 3.50% for the third quarter of 2001 versus 3.19% for the same quarter the previous year. The Company's net interest margin has benefited from the fall in market interest rates in 2001. Should rates continue to decline, the Company may experience compression of its margin resulting from accelerated prepayments of its mortgage assets. Changes in market interest rates can have a substantial impact on revenues generated from the sale of loans.

Non-interest Income
-------------------
Non-interest income for the third quarter of 2001 was $742,000 versus $370,000 in the third quarter of 2000. Non-interest income was substantially higher in 2001, as a result of higher mortgage banking revenues and a pre-tax charge of $153,000 taken from a partial restructuring of the loan portfolio in 2000. Mortgage banking revenues are principally generated from the sale of fixed rate loans in the secondary market.

Retail banking fees for the third quarter of 2001 was $577,000 versus $448,000 for the same quarter in 2000. This 28.8% increase is principally the result of the Company's successful efforts to acquire checking account customers in its market place, which generates fee income, as well as increased revenue from debit card transactions and ATM fees.

Non-interest Expense
--------------------
Total non-interest expenses were $2.1 million for the third quarter of 2001 versus $1.7 million for the same time frame in 2000. Expenses which exhibited increases included salary and benefit costs which increased $92,000 in the current quarter versus the same quarter in 2000 and the cost of the Company's trust preferred securities issued in February 2001 which totaled $92,000 in the current quarter. The other expense category increased by $144,000 in 2001 versus 2000 principally from the write-off of fixed assets from a computer conversion and leasehold improvements from a branch renovation.

Income Tax Expense
------------------
The effective tax rate was 35% for the third quarter of 2001 and 2000. A tax rate of 35% in 2001 is expected to continue through the remainder of the year.

 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2000

General
-------
The Company reported net income of $2.1 million or $1.01 per fully diluted share for the first nine months of 2001. This compares with $2.0 million or $.81 per fully diluted share for the first nine months of 2000.

Return on equity for the first nine months of 2001 was 18.23%, versus 15.53% for the same time frame in 2000. The first nine months of 2001 and 2000 return on assets was .94%.

Net Interest and Dividend Income
--------------------------------
Net interest income for the first nine months of 2001 was $7.1 million, versus $6.7 million for the same time frame in 2000. The net interest margin percentage was 3.31% versus 3.20% for the same time frame the previous year.

The net interest income was positively impacted by growth of the balance sheet from $287.8 million at December 30, 2000 to $303.6 million at September 30, 2001.

Non-interest Income
-------------------
Non-interest income for the first nine months of 2001 was $2.1 million versus $1.3 million in the first nine months of 2000. Non-interest income increased as a result of higher mortgage banking revenues and a pre-tax charge of $153,000 resulting from the partial restructuring of the loan portfolio in 2000. Mortgage banking revenues are generated from the sale of fixed rate loans in the secondary market.

Retail banking fees totaled $1.6 million for the first nine months of 2001 versus $1.3 million for the same time frame in 2000, an increase of $307,000 or 24%. Retail banking fees have increased as a result of the Company's emphasis on generating checking accounts in its retail branch network which contributes significantly to fee income and increased debit card transactions and ATM fees.

Non-interest Expense
--------------------
Total non-interest expense was $6.0 million for the first nine months of 2001 versus $5.1 million for the same time frame in 2000. Non-interest expenses line items which increased in 2001 over 2000 were salaries and benefits, an increase of $198,000; data processing expenses which increased by $146,000 and the cost of the Company's trust preferred securities totaling $219,000 in 2001. Data processing expense increased by $146,000 in 2001 versus 2000 principally from an increase in item processing costs as well as costs related to the sale of the Company's credit card portfolio.

Income Tax Expense
------------------
The first nine months of 2001 effective tax rate was 35% versus 28.2% for the same time frame in 2000. The tax rate in 2000 was impacted by the Company's realization of a $190,000 tax benefit resulting from a reduction in its valuation reserve. Excluding the one-time credit, the tax rate in 2000 was 35%.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income (NII), which is a substantial component of the Company's earnings. ALCO utilizes the results of the simulation model and static GAP reports to quantify the estimated exposure of NII to sustained interest rate changes.

The following reflects the Company's NII sensitivity analysis over a projected twelve month period:

Rate Change                   Estimated NII Sensitivity Over Twelve Months
--------------------------------------------------------------------------
                              September 30, 2001       September 30, 2000
                              ------------------       ------------------
+200bp                        -1.09%                        -5.05%
-200bp                        -1.27%                        -3.88%

A sustained decline in rates past the twelve months presented indicate the Company's NII would be further negatively impacted.

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

               10.14     Contract with Bank's data processor dated August 31,
                         2001.

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

IPSWICH BANCSHARES, INC.


By:   /s/ David L Grey                                 Date:  November 9, 2001
      -----------------
      David L. Grey
      President and Chief Executive Officer


By:   /s/ Francis Kenney                               Date:  November 9, 2001
      -------------------
      Francis Kenney
      Treasurer
      (Principal Financial Officer and Principal Accounting Officer)