Form 10-K
period 2001-12-31
IPSWICH BANCSHARES INC
filed 2002-03-29
CIK 1089857

Ipswich Bancshares, Inc.


                                      2001

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

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 19, 2002, was $30,735,768. Although directors and executive officers of the registrant and its subsidiaries were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

The number of shares outstanding of the Company's common stock, as of March 19, 2002, was 1,934,474.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information called for by Part III (Items 10, 11, 12 and 13) of this Form is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to the Annual Meeting of Stockholders of the Company to be held on May 22, 2002.

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

On February 26, 2002 the Board of Directors of the Company approved an Agreement and Plan of Merger between Banknorth Group, Inc. (Banknorth) and Ipswich Bancshares, Inc. whereby Banknorth will acquire the Company for $41.1 million, or $20.50 per share of Company stock, payable in cash or in equivalent shares of Banknorth stock, at the option of each stockholder, subject to limitations intended to ensure that 51% of the outstanding common stock of the Company will be converted into the right to receive Banknorth common stock and 49% of the outstanding common stock of the Company will be converted into the right to receive cash.

The transaction is subject to the approval of the Company's shareholders and various state and federal regulatory bodies. If approved, it is anticipated the transaction will be finalized in July 2002.

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

The Company's principal business is attracting deposits from the general public and using such deposits to fund its residential mortgage banking and commercial banking functions. The Company also performs residential mortgage loan servicing. The Bank is a member of the FDIC and deposits are insured by the Bank Insurance Fund to the fullest extent authorized by law (generally $100,000 per depositor). All deposits in excess of FDIC limits are insured by the Massachusetts Depositors Insurance Fund. At December 31, 2001, the Company had total assets of approximately $321 million, gross loans of $204 million, total deposits of $250 million, stockholders' equity of $15 million and a regulatory Tier 1 leverage capital ratio of 5.76%. Net income for 2001 was $2.8 million or $1.37 per fully diluted share. In 2001, the Company repurchased 150,900 shares at a weighted average price of $11.46 per share through the Company's stock repurchase plan. Shares outstanding at December 31, 2001 were 1,925,628. Since commencement of the Company's initial Share Repurchase Plan on March 16, 2000 the Company has repurchased 604,900 shares, or approximately 23.9% of the then outstanding shares at a cost of $5.8 million or $9.56 per share.

LENDING ACTIVITIES

General. At December 31, 2001, the Company's loan portfolio, including net deferred costs and unearned discounts, totaled $203.7 million, representing 63.4% of its total assets. The Company's loan portfolio increased by $0.6 million, or 0.3%, primarily from originations of commercial real estate loans.

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

Residential Mortgage Loans. Residential mortgage loans totaled $158.9 million, representing 78.0% of the loan portfolio at December 31, 2001, a decrease of $3.8 million or 2.3% from 2000. The Company originates both long term fixed-rate and adjustable-rate residential real estate loans, secured by 1-4 family residences, through its mortgage lending function. The Company's mortgage operations are designed to provide consistent and ongoing earnings. These loans are offered on both a fixed and adjustable-rate basis, depending largely on the level of interest rates and consumer demand. In 2001, the Company originated approximately $108.5 million in residential mortgage loans. The Company sold approximately $44.0 million in fixed-rate loans in the secondary market. The mortgage division underwrites and originates loans for its own portfolio as well as for sale in the secondary market to the Federal National Mortgage Association
(FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and institutional secondary market investors.

The Company also originates "B" and "C" rated loans which may not be saleable in the secondary market due to the borrower's inability to meet certain underwriting criteria. The Company has established guidelines on the amount loaned to a single borrower and the percentage of the loan portfolio that these loans may comprise. The maximum loan-to-value is typically 80%. At December 31, 2001, the Company held $1.9 million of B and C rated loans.

Residential Owner-Occupied Construction Loans. Residential owner-occupied construction loans totaled $2.0 million or 1% of total loans at December 31, 2001. The Company makes construction loans to prospective owner-occupants of single family homes. These loans require interest-only payments until completion of construction or the disbursement of the maximum allowed under the terms of the loan, whichever occurs first, at which time the loan automatically converts to a permanent, fully-amortizing, adjustable-rate loan that has a fixed-rate conversion feature. The Company's standard underwriting guidelines are used to evaluate loans that are made for amounts not exceeding 90% of the lesser of the projected appraised value of the property upon completion of construction or the cost of construction (including the purchase price of the land). Private mortgage insurance is required for all loans that exceed 80% of the lower of cost or appraised value. The Company requires borrowers to submit plans and specifications for the home, along with an executed contract with a licensed contractor. Scheduled progress payments are made only after inspections and periodic title updates are completed.

Home Equity Loans. At December 31, 2001 home equity loans totaled $31.7 million or 15.6% of total loans. This was an increase of $500,000 or 1.7% in 2001. A home equity loan may be made as a term loan or as a revolving line of credit and is typically secured by a second mortgage on the borrower's home. The Company will typically originate home equity loans in an amount up to 90% of the appraised value of the home, less any loans outstanding that are secured by the home.

Commercial/Commercial Real Estate Loans. Commercial and commercial real estate loans totaled $9.6 million at December 31, 2001 or 4.7% of total loans. The Company offers commercial banking services to small businesses in its immediate market area. The Company has targeted small businesses with working capital needs and commercial real estate loans under $600,000 as potential customers. The Company has established underwriting criteria to limit its exposure to risk from one particular industry or borrower concentration. The current portfolio of commercial and commercial real estate loans are primarily secured by mixed-use commercial properties, multi-family residential properties, commercial and industrial buildings, land and several churches. The Company has a small portfolio of commercial lines of credit. These loans traditionally carry higher credit risk than residential loans. As a result, the Company assigns a higher allocation percentage of the allowance for loan losses to commercial real estate and industrial loans than to other types of loans in the portfolio.

Consumer Loans. Consumer loans were $535,000 or 0.3% of the loan portfolio at December 31, 2001. The Company makes loans for personal or consumer purposes. The Company's consumer loans consist of passbook, installment and overdraft protection loans.

Loan and OREO Concentrations. There were no loans or OREO concentrations that exceeded 5% of capital, or $755,900, at December 31, 2001.

Origination and Sale of Loans. Applications for residential mortgage loans are obtained through loan originators employed by the Company who solicit residential mortgage loan applications. There were seven loan originators employed by the Company at December 31, 2001. These representatives, who are compensated primarily by commission, provide origination services during banking and non-banking hours at the Company or applicant's location. Residential mortgage loan applications come from referrals from real estate brokers and builders, existing customers, walk-in customers, and advertising. Commercial loans are obtained through solicitation made by three commercial officers employed by the Bank. Consumer loan applications are primarily obtained from existing and walk-in customers who have been made aware of the Company's programs by advertising and other means. All mortgage loans must be approved by an Officer Credit Committee. Exceptions to policy and commercial loans must also be approved by the Executive Committee of the Board of Directors.

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

Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with late payments, prepayments or modifications and miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and types of loans made, size of servicing portfolio, amounts of prepayments in the servicing portfolio and other factors. The Company recognizes on its balance sheet the estimated value of the rights to service mortgages it originates and sells in the secondary market on a servicing retained basis. The asset created is amortized on a level yield method over the estimated life of the underlying loans under which the asset was created. On a quarterly basis, the Company estimates the fair value of the unamortized asset and adjusts the recorded amount to the lower of unamortized cost or fair value through a valuation allowance charged to loan servicing fee income. The servicing rights recognized in 2001 and 2000 were $78,000 and $229,000, respectively. The Company's mortgage servicing rights at December 31, 2001 and December 31, 2000 were $219,000 and $225,000, respectively, for which the Company determined that a valuation allowance of $58,000 was necessary at December 31, 2001. No allowance was deemed necessary at December 31, 2000. The Company realizes the value of the servicing as a component of the sales of mortgage loans. In 2001, the Company recognized a charge of $58,000 against servicing income as a result of the decline in the value of its servicing rights. The decrease in the value of its servicing rights in 2001 was due to the decline in interest rates during the year, which precipitated higher than normal prepayments. The value of servicing decreases as market interest rates decline which necessitates the Company recording the decline in value through a charge to the income statement and the establishment of a reserve.

Loan Servicing. Typically, the Company originates loans for sale in the secondary market, for which it may retain the servicing. Under its loan servicing agreements, the Company generally continues to collect payments on loans, to make certain insurance and tax payments on behalf of borrowers, and to provide other services related to the loans. The principal balance of the loans serviced by the Company for secondary market investors amounted to $13.2 million, and $11.1 million at December 31, 2001 and 2000, respectively.

Allowance for Loan Losses. The allowance for loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. The Company recorded provisions for loan losses of $100,000 in 2001, $60,000 in 2000 and $100,000 in 1999.

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

At December 31, 2001, the Company maintained an investment portfolio comprised of adjustable-rate (ARM) and fixed-rate mortgage-backed securities (MBS), a collateralized mortgage obligation (CMO), U.S. Government Agency callable debentures, trust preferred securities and mutual funds totaling $85.7 million or 26.7% of assets. The Company has managed its investment portfolio with the intent of maintaining adequate liquidity and maximizing yields. The Company has categorized $23.1 million of MBS's, $4.6 million of U.S. Government Agency debentures and $7.6 million of trust preferred securities as held to maturity, carried at amortized cost, and $41 million of MBS's, a $2 million Washington Mutual CMO (with a book value of $2.0 million) and $6.8 million of mutual funds as available for sale, carried at market value. As of December 31, 2001, the Company has a net unrealized appreciation, net of taxes, on its available for sale securities, of $338,000. This amount is reported as accumulated other comprehensive income within stockholders' equity.

The aggregate market value of the investment portfolio at December 31, 2001 was $86.3 million. At December 31, 2001, the Company's portfolio of mortgage-backed securities was comprised of one-year adjustable-rate instruments and fixed rate mortgage-backed securities scheduled to mature after 2014. Due to amortization and prepayments of the underlying loans, the actual maturities of the ARM and fixed-rate mortgage-backed securities are typically less than the scheduled maturities.

The $2 million CMO has a call date of October 2006 and a maturity date of January 2032. The portfolio of U.S. Government Agency callable debentures totaled $4.6 million with call dates in November 2002 and maturity dates of November 2006. The portfolio of trust preferred debentures totaled $7.6 million with call dates between 2006 and 2016 and maturity dates scheduled after 2025.

At December 31, 2001 and 2000, except for the Washington Mutual CMO, investments in the securities of any one issuer (excluding investments in securities of the U.S. government and federal agencies and stock in the Federal Home Loan Bank of Boston (the FHLB) did not exceed more than ten percent of the Company's stockholders' equity. See "Item 8 - Notes 1 and 3 of Notes to Consolidated Financial Statements".

SOURCES OF FUNDS

Deposits. Deposits obtained through retail banking offices have been the principal source of the Company's funds for use in lending and for other general business purposes. The Company's deposit products include passbook savings and club accounts, personal and commercial demand accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in term from three to 60 months. The Company also offers Individual Retirement Account deposits among these products. Total deposits amounted to $249.5 million at December 31, 2001.

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

In recent years, the Company has focused on providing customers with deposit products that meet their liquidity preferences. As a result, the Company has promoted certain deposit products, such as its checking account and money market account, which resulted in an increase in total deposits of $12.3 million or 5.2% during 2001. Total demand deposits, NOW accounts, money market deposit accounts and savings deposits totaled $190 million or 76.2% of total deposits at December 31, 2001, which represented a $26.7 million or 16.3% increase from 2000 levels of $163.3 million or 68.9% of total deposits.

The ability of the Company to attract and retain deposits and the cost to the Company of these deposits have been, and will continue to be, significantly affected by economic and competitive conditions. See "Item 8 - Note 11 of Notes to Consolidated Financial Statements".

Borrowings. The Company is a member of the FHLB of Boston, one of 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. A member of the FHLB of Boston is required to hold shares of common stock in the FHLB of Boston. At December 31, 2001, the Company held $3.0 million of FHLB of Boston stock.

At December 31, 2001, there were $47.9 million in borrowings outstanding at the FHLB of Boston and $32.1 million at December 31, 2000. The Company has a total borrowing capacity with the FHLB of Boston of $88.8 million at December 31, 2001, which would require the purchase of additional FHLB of Boston stock, if fully utilized. See "Item 8 - Note 12 of Notes to Consolidated Financial Statements".

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

SUBSIDIARIES AND INVESTMENTS IN REAL ESTATE

At December 31, 2001, Ipswich Bancshares, Inc. had two wholly-owned subsidiaries, Ipswich Savings Bank and Ipswich Statutory Trust I, a Connecticut statutory trust. At December 31, 2001, the Bank had three subsidiaries; Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, and North Shore Financial Services, Inc., all of which are Massachusetts corporations.

Ipswich Preferred Capital Corporation (IPCC) was formed in 1999 as a Massachusetts business corporation which has elected to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. IPCC is 99% owned by Ipswich Savings Bank. IPCC holds mortgage loans which were previously originated by the Bank.

Ipswich Securities Corporation (ISC) was formed in 1995 to engage exclusively in the buying, selling and holding of securities on its own behalf as a subsidiary of the Bank. At December 31, 2001, ISC held a portfolio of fixed-rate and adjustable-rate mortgage-backed securities, a collateralized mortgage obligation and trust preferred debentures with total amortized cost of $14.7 million and an aggregate market value of $15.1 million.

ISC also holds the title to a limited partnership interest in a mixed-income housing complex in Dorchester, Massachusetts. The book value of the partnership is $1. The investment qualifies for low income housing tax credits under the Internal Revenue Code.

North Shore Financial Services, Inc. (NSFSI) (formerly known as North Shore Mortgage Company, Inc.) was formed in 1987 for the purpose of holding title to foreclosed properties. At December 31, 2001, NSFSI held title to two OREO properties with a carrying value totaling $2.

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

The Company believes that its investments in the subsidiaries described above, and the activities and investments of those subsidiaries are permitted under applicable law.

EMPLOYEES

At December 31, 2001, the Company had 69 full-time employees and 40 part-time employees. The Company believes its employee relations are good.

STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

General. The Company and the Bank are heavily regulated. As a bank holding company, Ipswich Bancshares, Inc. is supervised by the Board of Governors of the Federal Reserve Board System (the Federal Reserve Board) and it is also subject to the jurisdiction of the Massachusetts Board of Bank Incorporation. The activities of bank holding companies, such as the Company, that do not become financial holding companies under the Gramm-Leach-Bliley Act (as discussed below) are limited to the business of banking and activities closely related or incidental to banking. Provided that it does not become a financial holding company, the Company may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company that is not engaged in activities determined by the Federal Reserve Board prior to November 12, 1999 by order or regulation to be closely related to banking, and also generally must provide notice to or obtain the approval of the Federal Reserve Board in connection with any such acquisition. As a Massachusetts-chartered savings bank, the Bank is subject to regulation, examination and supervision by the FDIC and the Massachusetts Commissioner of Banks (the Commissioner). The Bank is also subject to certain requirements established by the Federal Reserve Board.

Federal Deposit Insurance Corporation. The FDIC insures the Bank's deposit accounts up to a $100,000 maximum per separately insured account. The Bank is subject to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Bank exceeded all applicable requirements at December 31, 2001. Furthermore, under the capital standards established pursuant to the FDIC Improvement Act of 1991, the Bank is currently well-capitalized. International bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the FDIC's guidelines regarding capital adequacy. For additional information on regulatory capital ratios, See "Note 15 to the Consolidated Financial Statements" and "Item 7 - Management's Discussion and Analysis - Financial Condition - Capital Resources".

Massachusetts Commissioner of Banks and Board of Bank Incorporation. Massachusetts statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payment of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidations. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositors' interest, or been negligent in their performance of their duties. In response to Massachusetts laws enacted in 1996, 1997 and 2000, the Commissioner adopted rules that generally give Massachusetts banks, and their subsidiaries, many powers equivalent to those of national banks. The Commissioner also has adopted regulations and procedures expediting the approval process for well-capitalized banks to establish branches or to engage in certain activities.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act), certain interstate transactions and activities are permitted. Interstate transactions and activities permitted under the law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between banks with different home states, including consolidations of affiliated banks; (iii) establishment of interstate branches either de novo or by branch acquisition; and (iv) affiliate banks acting as agents for one another for certain banking functions without being considered a "branch". In general, subject to limitations, nationwide interstate acquisitions are now permissible, irrespective of related state law limitations other than limitations subject to deposit concentrations and bank age requirements. Interstate mergers are generally also permissible, and affiliated banks may act as agents for one another. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

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

Gramm-Leach-Bliley Act of 1999. The general effect of the new law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company, such as Ipswich Bancshares, Inc., to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Generally, the Gramm-Leach-Bliley Act does the following: (i) repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers; (ii) provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies; (iii) broadens the activities that may be conducted by national banks (and derivatively, state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries; (iv) provides an enhanced framework for protecting the privacy of consumer information; (v) adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system; (vi) modifies the laws governing the implementation of the Community Reinvestment Act of 1977; and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. In order to engage in the new activities, a bank holding company, such as the Company, must meet certain tests and elect to become a financial holding company. Specifically, all of a bank holding company's banking subsidiaries must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company's banks must have been rated "satisfactory" or better in their most recent CRA evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board that imposes limitations on its operations, and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not determined whether it will become a financial holding company.

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

ITEM 2   PROPERTIES

At December 31, 2001, the Company conducted its business from its headquarters and main office at 21-25 Market Street, Ipswich, Massachusetts and seven branch offices. The Company owns its main office facilities on Market Street, and its branch office in Essex, Massachusetts, and leases branch office space in Rowley, North Andover, Salem, Marblehead, Reading and Beverly, Massachusetts. The Rowley lease runs through the year 2005, with two five-year renewal options thereafter. The Salem lease runs through the year 2005, with three five-year renewal options thereafter. The North Andover lease runs through the year 2004, with two five-year renewal options thereafter. The Beverly lease runs through the year 2006, with four five-year renewal options thereafter. The Marblehead lease runs through the Year 2003 with three five-year renewal options thereafter. The Reading lease runs through the Year 2003 with three five-year renewal options thereafter. The Company's properties that are not leased are owned free and clear of any mortgages.

ITEM 3        LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business, none of which is material.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II
-------

ITEM 5        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Ipswich Bancshares, Inc. Common Stock is traded in the over-the-counter market and quoted on the NASDAQ National Market under the symbol "IPSW". On March 15, 2002, there were approximately 245 holders of record of the 1,934,474 shares of the Ipswich Bancshares, Inc. Common Stock outstanding.

The following table presents the quarterly high and low sales prices for the Company's Common Stock during the periods in 2001, and 2000, as reported by NASDAQ. The quotations represent high and low sales prices for the stock as reported by NASDAQ.

                                             SALES PRICE
                                         --------------------        DIVIDENDS
           Quarter-ending                 HIGH             LOW         DECLARED
           --------------                 ----             ---         --------

           December 31, 2001            $13.04         $11.75           $.17
           September 30, 2001            13.50          11.30            .11
           June 30, 2001                 12.09           9.25            .11
           March 31, 2001                10.63          9.125            .11

           December 31, 2000             9.625           8.00            .11
           September 30, 2000            9.875           7.75            .10
           June 30, 2000                 10.00           7.50            .10
           March 31, 2000                10.00           5.875           .10

Future dividends, if any, will be at the discretion of the Board of Directors based upon a variety of factors including earnings, financial condition, capital adequacy, general economic conditions and regulatory and legal restrictions.

ITEM 6        SELECTED FINANCIAL DATA

                                             IPSWICH BANCSHARES, INC. AND SUBSIDIARY



                                                                             At or for the Year Ended December 31,
                                                        --------------------------------------------------------------------------
                                                           2001            2000            1999           1998             1997
                                                        ----------      ----------      ----------      ----------      ----------
                                                                   (Dollars in thousands except for per share data)
Balance Sheet Data:
-------------------
Total assets                                            $  321,115      $  287,834      $  276,298      $  271,328      $  227,244
Loans                                                      203,710         203,137         193,327         188,991         165,453
Deposits                                                   249,513         237,237         210,082         199,757         171,241
Mandatorily redeemable capital securities                    3,500            --              --              --              --
Stockholders' equity                                        15,119          15,119          16,975          14,223          11,833

Income Statement Data:
----------------------
Net interest income                                     $    9,784      $    8,935      $    8,698      $    7,461      $    6,435
Provision for loan losses                                      100              60             100             180             120
                                                        ----------      ----------      ----------      ----------      ----------
 Net interest income after provision for
   loan losses                                               9,684           8,875           8,598           7,281           6,315
Total non-interest income                                    2,955           1,736           2,925           2,437           1,700
Total non-interest expenses                                  8,320           6,819           6,910           5,596           4,476
                                                        ----------      ----------      ----------      ----------      ----------
 Pretax income                                               4,319           3,792           4,613           4,122           3,539
Income tax expense                                           1,511           1,137           1,324           1,484           1,327
                                                        ----------      ----------      ----------      ----------      ----------

Net income                                              $    2,808      $    2,655      $    3,289      $    2,638      $    2,212
                                                        ==========      ==========      ==========      ==========      ==========

Per Share Data:
---------------
Book value per share (1)                                $     7.85      $     7.30      $     6.72      $     5.95      $     4.96
Basic earnings per share (1)                                  1.40            1.12            1.33            1.10             .93
Diluted earnings per share (1)                                1.37            1.10            1.29            1.03             .88
Dividends per share (1)                                        .50             .41             .25             .17            .125

Selected Operating Ratios:
--------------------------
Return on average stockholders' equity                       18.38%          15.79%          21.04%          20.09%          20.38%
Return on average assets                                       .94             .93            1.22            1.09            1.18
Gross interest margin                                         3.40            3.24            3.36            3.23            3.60
Operating expense to average assets                           2.78            2.38            2.56            2.32            2.39
Dividends/net income                                         35.33           35.97           19.12           15.43           13.43
Shares outstanding                                       1,925,628       2,071,552       2,525,427       2,392,286       2,385,076

Capital Ratios:
------
Average equity to average assets(2)                           5.95%           5.99%           5.74%           5.37%          5.71%
Total risk-based capital ratio                               11.56           11.53           14.38           11.70          10.81

Other Data:
------
Non-performing assets                                   $      181      $      229      $      142      $    1,186      $    2,164
Non-performing assets as a percent of total assets             .06%            .08%            .05%            .44%           .95%
Number of checking accounts                                 15,726          16,314          13,959          12,622          10.599
Number of employees                                            109              98              95              96              80

(1)  Adjusted for 2 for 1 stock split effective August 27, 1997
(2)  For 2001 includes $3,500 in capital securities as equity

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Report. Certain Guide 3 information is included in Item 1 of this Report.

FINANCIAL CONDITION

General. Total assets at December 31, 2001 amounted to $321.1 million, an increase of $33.3 million, or 11.6%, from $287.8 million at December 31, 2000, resulting primarily from increases in total investment securities of $21.2 million and loans held for sale of $9.9 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.1 million to $10.9 million at December 31, 2001, from the year-end 2000 balance of $8.8 million. This was primarily a result of increased required reserve balances maintained at the Federal Reserve Bank of Boston and cash reserves held at the branches.

Investment Securities. Total investment securities increased by $21.2 million or 32.9% during 2001, primarily from the purchase of $22.7 million of mortgage-backed securities, $6.8 million of mutual funds and $4.4 million of trust preferred securities, offset by calls and maturities of $13.8 million of U.S. Government Agency Obligations.

At December 31, 2001, the Company had identified $41.6 million in mortgage-backed securities as available for sale. The Company has also identified $6.8 million of ARM mutual funds and a $2 million collateralized mortgage obligation as available for sale. The Company included net unrealized gains on investment securities available for sale, net of taxes, of $338,000 in accumulated other comprehensive income within stockholders' equity at December 31, 2001.

The Company's portfolio of held to maturity securities consisted of $23.1 million of fixed-rate mortgage-backed securities, $4.6 million of U.S. Government Agency Obligations and $7.6 million of trust preferred securities. See "Item 8 - Note 3 of Notes to Consolidated Financial Statements".

The maturity distribution and weighted average coupon of investments in debt obligations at December 31, 2001 follows:

                                                                          One          Five          Over
                                                          Within        to Five       to Ten          Ten
                                                         One Year        Years         Years         Years        Total
                                                         --------       -------        -----         -----        -----
                                                                         (Dollars in Thousands)
Available for Sale (at market value)
------------------------------------
 Mortgage-backed securities:
     FNMA participation certificates                     $  -          $  -           $  5,390    $  22,397   $  27,787
     FHLMC participation certificates                       -             -               -          13,798      13,798
Collateralized mortgage obligations                         -             -               -           2,006       2,006
ARM mutual funds                                            -             -               -           6,814       6,814
                                                          ------        ------         -------     --------    --------

                                                         $  -          $  -           $  5,390    $  45,015   $  50,405
                                                          ======        ======         =======     ========    ========

Weighted average coupon                                      -   %         -   %          5.98%        5.99%       5.99%



                                                                          One          Five          Over
                                                          Within        to Five       to Ten          Ten
                                                         One Year        Years         Years         Years        Total
                                                         --------       -------        -----         -----        -----
                                                                         (Dollars in Thousands)
Held to Maturity (at amortized cost)
Mortgage-backed securities:
     FNMA participation certificates                      $ -          $  -           $    -       $  12,295  $  12,295
     FHLMC participation certificates                       -             -                -           8,149      8,149
     GNMA participation certificates                        -             -                -           2,683      2,683
U.S. Government Agency obligations                          -            4,621             -            -         4,621
Trust preferred securities                                  -             -                -           7,595      7,595
                                                          -----        ------         --------     --------   --------

                                                          $ -          $ 4,621        $    -       $  30,722  $  35,343
                                                          =====        =======        ========      ========   ========

Weighted average coupon                                     -  %          7.16%         -   %         6.73%       6.79%

The carrying value of investments in debt and equity obligations at December 31, follows:

                                                           2001          2000        1999
                                                          --------     --------    --------
                                                                (Dollars in Thousands)
Available for Sale (at market value)
Mortgage-backed securities:
     FNMA participation certificates                     $  27,787    $  27,804   $  25,631
     FHLMC participation certificates                       13,798        3,603       5,112
U.S. Treasury bills                                           -            -          4,865
U.S. Government Agency obligations                            -           1,999       3,894
Marketable equity securities                                  -             822        -
ARM mutual funds                                             6,814         -           -
Collateralized mortgage obligation                           2,006         -           -
                                                          --------     --------    --------

                                                         $  50,405    $  34,228   $  39,502
                                                          ========     ========    ========

Held to Maturity (at amortized cost)
Mortgage-backed securities:
     FNMA participation certificates                     $  12,295    $   2,940   $   3,077
     FHLMC participation certificates                        8,149        4,377       4,868
     GNMA participation certificates                         2,683        3,393       3,731
U.S. Government Agency obligations                           4,621       16,381      16,393
Trust preferred securities                                   7,595        3,191        -
                                                          --------     --------    --------

                                                         $  35,343    $  30,282   $  28,069
                                                         =========    =========   =========

Loans. Total gross loans increased by $600,000, or 0.3%, to $203.7 million at December 31, 2001. The growth was principally in commercial and commercial real estate loans. Total residential real estate loans, which represent the largest component of the loan portfolio, decreased by $3.8 million in 2001. The decrease in residential real estate loans is primarily due to declining interest rates which increased prepayments. The low interest rate environment also created favorable market conditions for borrowers to obtain fixed rate loans. Origination of such loans for sale in the secondary market increased from $30 million in 2000 to $54 million in 2001. In addition to originating loans for sale in the secondary market the Company's focus in 2001 was on originating commercial and commercial real estate loans. As a result, outstanding commercial and commercial real estate loan balances increased by $4.0 million, or 69.3%, in 2001.

Loan Portfolio and Maturity. The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated.

                                                                           At December 31,
                                        2001                2000                1999              1998               1997
                                   ----------------    ---------------    ----------------   ----------------  -----------------
                                   Amount   Percent    Amount  Percent    Amount   Percent   Amount   Percent   Amount  Percent
                                   ------   -------    ------  -------    ------   -------   ------   -------   ------  -------
                                                                       (Dollars in Thousands)
Mortgage Loans:
   Residential                    $158,898     78.3% $ 162,680   80.5%   $ 162,633   84.4%  $160,153    84.9%  $ 136,345   82.6%
   Residential owner-
     occupied construction           1,991      1.0      1,353    0.7          890    0.5      1,412     0.7       2,638    1.6
   Home equity                      31,733     15.6     31,212   15.4       23,385   12.1     19,772    10.5      18,035   10.9
                                   -------     ----   --------   ----     --------  -----    -------    ----      ------ ------

       Subtotal                    192,622     94.9    195,245   96.6      186,908   97.0    181,337    96.1     157,018   95.1

Commercial/commercial
   real estate                       9,648      4.8      5,698    2.8        4,873    2.5      6,191     3.3       6,717    4.1
                                   -------     ----   --------   ----     --------   ----    -------  ------    -------- ------

     Commercial/mortgage
       loans, gross                202,270     99.7    200,943   99.4      191,781   99.5    187,528    99.4     163,735   99.2

Consumer loans                         535     .3        1,302    0.6        1,060    0.5      1,188     0.6       1,255    0.8
                                   -------    ---     --------   ----     --------   ----    -------  ------    ---------------

     Gross loans                   202,805    100.0%   202,245  100.0%     192,841  100.0%   188,716   100.0%    164,990  100.0%
                                              =====             =====               =====              =====              =====

Plus deferred loan origination
     costs                             905                 987                 586               378                 606
Less unearned discount                -                    (95)               (100)             (103)               (143)
                                   -------            --------            --------           -------            --------

Loans, net of deferred cost
   and unearned discount           203,710             203,137             193,327           188,991             165,453

Less allowance for loan losses      (2,121)             (1,803)             (1,798)           (1,742)             (1,673)
                                   -------            --------            --------           -------            --------

Loans, net                        $201,589            $201,334            $191,529          $187,249            $163,780
                                 = =======            ========            ========          ========            ========


The following table sets forth residential owner-occupied construction and commercial and commercial real estate loans by maturity date as of December 31, 2001:

                               Residential Owner-Occupied                     Commercial/
                                   Construction Loans                Commercial Real Estate Loans
                                   ------------------                ----------------------------
                                    Amount Percentage                    Amount       Percentage
                                    -----------------                    ------       ----------
                                                     (Dollars in Thousands)
Within one year                    $1,991      100%                     $  1,295           13.42%
One to five years                    -                                     1,549           16.06
Over five years                      -                                     6,804           70.52
                                    -----         -                      -------         -------

Total                              $1,991     100.0%                    $  9,648          100.00%
                                   ======     =====                     ========         =======


Commercial real estate loans with maturity dates over one year:

                                                           Amount
                                                           ------
                                                   (Dollars in Thousands)

     Fixed interest rate                                  $  4,062
     Adjustable interest rate                                4,291
                                                           -------

     Total                                                $  8,353
                                                           =======

The following table sets forth information concerning mortgage and commercial loans originated, sold, repaid, charged-off and transferred during the periods indicated.

                                                                           Year Ended December 31,
                                                                 ------------------------------------------
                                                                     2001           2000             1999
                                                                     ----           ----             ----
                                                                           (Dollars in Thousands)

Beginning balance                                                 $ 200,943      $  191,781     $  187,528
Mortgage and commercial loan originations:
     Residential                                                    108,554          54,450         94,954
     Residential owner-occupied construction                            762             772          1,394
     Commercial                                                       5,379           1,526           -
     Home equity                                                     15,379          18,086         15,339
                                                                   --------       ---------      ---------

     Total mortgage and commercial loan originations                130,074          74,834        111,687

Loans held for sale at January 1                                      5,003            -            24,000

Conventional loan sales:
     Servicing retained                                               5,030           9,787         67,101
     Servicing released                                              38,939          15,477         16,444
Amortization, payoffs, charge-offs, unadvanced funds                 74,836          34,821         38,831
Securitized and transferred to investment portfolio                    -                584          8,996
Transfers to OREO                                                      -               -                62
Transfers to loans held for sale                                     14,945           5,003           -
                                                                   --------       ---------      ---------
     Total loan sales, amortization, payoffs, charge-offs,
       transfers, and unadvanced funds                              133,750          65,672        131,434
                                                                   --------       ---------      ---------

Ending balance                                                    $ 202,270      $  200,943     $  191,781
                                                                   ========       =========      =========

Residential loan originations totaled $109.3 million in 2001, $55.2 million in 2000 and $96.3 million in 1999. These originations are not fully reflected in loan balances outstanding due to the securitization, regular amortization and prepayments of residential real estate loans as well as refinancings and the sale of a portion of new loan production. The originations of residential loans are sensitive to market interest rates and in 2001 the Bank experienced extremely high levels of refinancings.

The majority of the Company's residential loans are underwritten to be eligible for sale in the secondary market. The Company sells most of the eligible 30-year fixed rate loans it originates. A loan which the Company intends to sell may be sold directly or converted into mortgage-backed securities and sold in that form. Residential loans sold on a servicing released basis amounted to $38.9 million in 2001, $15.5 million in 2000 and $16.4 million in 1999. Those sold on a servicing retained basis totaled $5.0 million, $9.8 million and $67.1 million, respectively, in 2001, 2000 and 1999. The portfolio of residential mortgage loans serviced for others totaled $13.2 million at December 31, 2001, compared to $11.1 million at December 31, 2000 and $0 at December 31, 1999.

Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses and certain ratios for the periods indicated.

                                                                            At December 31,
                                                      ------------------------------------------------------
                                                         2001        2000        1999       1998       1997
                                                      ---------   ---------    ---------  --------   ---------
                                                                         (Dollars in Thousands)
Average loans (1)                                    $  211,374  $  201,011   $  200,265 $ 190,072  $  142,512
                                                      =========   =========    =========  ========   =========

Period-end loans (2)                                 $  203,710  $  203,137   $  193,327 $ 188,991  $  165,453
                                                      =========   =========    =========  ========   =========

Allowance for loan losses at
    beginning of period                              $    1,803  $    1,798   $    1,742 $   1,673  $    1,548

Loans charged-off:
    Commercial                                             -           -            -         -           -
    Residential real estate                                -           -               4        42           7
    Home equity and other consumer                          113          86           77        89          24
                                                      ---------   ---------    ---------  --------   ---------

                                                            113          86           81       131          31

Loan recoveries:
    Commercial                                              149        -            -         -           -
    Residential real estate                                 147        -               3         3          33
    Home equity and other consumer                           35          31           34        17           3
                                                      ---------   ---------    ---------  --------   ---------

                                                            331          31           37        20          36
                                                      ---------   ---------    ---------  --------   ---------

    Net charge-offs/(recoveries)                           (218)         55           44       111          (5)

Provision charged to operations                             100          60          100       180         120
                                                      ---------   ---------    ---------  --------   ---------

Allowance for loan losses at end of period           $    2,121  $    1,803   $    1,798 $   1,742  $    1,673
                                                      =========   =========    =========  ========   =========

Selected Ratios:
---------------

Allowance for loan losses to period-end loans,            1.04%       0.89%        0.93%      0.92%      1.01%
    net

Net charge-offs/(recoveries) to average loans            (.10)%       0.03%        0.02%      0.06%      -   %

Net charge-offs/(recoveries) to allowance for
    loan losses                                        (10.28)%       3.05%        2.45%      6.37%    (0.30)%

Allowance as a percentage of non-performing loans      1,171.8%      787.3%     5,800.0%     372.2%     176.1%


(1)   Includes loans held for sale
(2)   Represents net loans, excluding loans held for sale

The allowance for loan losses as a percentage of total loans increased slightly to 1.04% at December 31, 2001, up marginally from .89% at December 31, 2000 and ..93% at December 31, 1999. Recoveries increased substantially in 2001, principally due to the payoff of loans which were partially charged-off by the Bank in prior years. In establishing the level of the allowance at December 31, 2001, management gave consideration to the declining economy, the increase in loans three or more payments past due from $170,000 at December 31, 2000 to $650,000 at December 31, 2001 and the growth of the commercial loan portfolio. Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Item 7 - Results of Operations - Provision for Loan Losses". Management measures the adequacy of its allowance for loan losses by assigning loans into risk categories based on a loan classification system modeled after the bank regulatory classification system. While management believes that its allowance for loan losses is adequate to cover possible losses, there are uncertainties regarding future events. Deterioration in the real estate market or economy may result in additions to nonaccruing loans, charge-offs or provisions for loan losses to maintain an adequate allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based on their judgments about information available to them at the time of their examination. Allocation of the allowance for loan losses to the various categories of the portfolio is also made periodically, based on management's judgment in weighing various factors, including the quality of specified loans, the level of nonaccruing loans in the various categories, current economic conditions, trends in delinquencies and prior charge-offs, and the collateral value of the underlying security. Because the allowance for loan losses is based on various estimates, including loan collectibility and real estate values, and includes a high degree of judgment, subsequent changes in the general economic prospects of the borrowers may require changes in those estimates.

Allocation of the Allowance for Loan Losses. The allocation of the allowance for loan losses at December 31, and the percent of loans in each category to total loans, follows:

                                                                      At December 31,
                                    2001                2000               1999               1998               1997
                             ---------------    -----------------    ----------------   ----------------   ---------------
                             Amount   Percent    Amount    Percent   Amount    Percent   Amount  Percent   Amount   Percent
                             ------   -------    -----     -------   ------    -------   ------  -------   ------   -------
                                                                  (Dollars in Thousands)
Commercial/commercial
   real estate               $   183    4.7%     $  158     2.8%     $  151      2.5%   $   215    3.3%    $   217     4.1%
Residential real estate        1,203   79.5         976    81.2       1,065     84.9      1,030   85.6       1,014    84.2
Home equity and other
   consumer                      735   15.8         669    16.0         582     12.6        497   11.1         442    11.7
                              ------  -----       -----   -----       -----    -----     ------ ------      ------  ------

                             $ 2,121  100.0%     $1,803   100.0%     $1,798    100.0%   $ 1,742  100.0%    $ 1,673   100.0%
                              ======  =====       =====   =====       =====    =====     ======  =====      ======   =====

Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

Deposits. Deposits ended the year at $249.5 million, an increase of $12.3 million or 5.2% over the year-end 2000 balance of $237.2 million. The increase was most pronounced in money market deposit accounts which increased by $13.7 million in 2001. In addition, demand deposits increased by $4.0 million and savings accounts increased by $6.4 million offset by a decrease in certificates of deposit of $14.4 million. The increase in money market deposit account balances resulted from transfers out of maturing certificates of deposit and an increase in commercial customers. The growth in savings accounts resulted from customers transitioning funds from stock investments. Management attributes the decline in certificates of deposit to the generally low level of interest rates.

The following table shows the distribution of the Company's deposits at December 31,

                                        2001                              2000                              1999
                          ------------------------------    ------------------------------    -------------------------------
                                               Weighted                          Weighted                          Weighted
                                       % of     Average                  % of     Average                  % of     Average
                           Amounts   Deposits    Rate        Amounts   Deposits    Rate        Amounts   Deposits    Rate
                           -------   --------   ------       -------   --------   ------       -------   --------   ------
                                                              (Dollars in Thousands)
Demand deposits           $  26,850    10.7%      .00%     $ 22,855       9.6%      .00%     $ 15,209       7.2%      .00%
Savings:
   Savings                   45,902    18.4      1.31        39,531      16.7      2.26        37,704      17.9      2.31
   NOW accounts              37,474    15.0       .51        34,871      14.7       .83        27,481      13.1       .76
   Money markets             79,806    32.0      2.72        66,083      27.9      5.04        62,859      30.0      4.49
                           --------   -----                 -------      ----                 -------      ----
     Total demand
       and savings          190,032    76.1      1.14       163,340      68.9      2.76       143,253      68.2      2.75
   Certificates of
   deposit                   59,481    23.9      4.55        73,897      31.1      5.93        66,829      31.8      5.09
                           --------    ----                 -------     -----                 -------     -----

     Total deposits       $ 249,513   100.0%     1.95%     $237,237     100.0%     3.75%     $210,082     100.0%     3.40%
                           ========   =====      ====       =======     =====      ====       =======     =====      ====

Deposits of $100,000 or more totaled approximately $87.8 and $77.6 million at December 31, 2001 and 2000, respectively.

The following table presents, by various rate categories, the amount of certificate of deposit accounts and the periods to maturity of the certificate accounts outstanding at the dates indicated:

                                           At December 31, 2001                               At December 31,
                               -----------------------------------------         ----------------------------------------
                                  Maturing       Maturing     Maturing                 2001          2000         1999
                                Within 1 Year    1-3 Years   Thereafter                Total         Total        Total
                                -------------    ---------   ----------                -----         -----        -----
                                                                (Dollars In Thousands)
Certificate accounts:
2.00% to 2.99%                    $ 9,119         $   53       $  -                   $  9,172    $   -          $  -
3.00% to 3.99%                      9,139          2,233          -                     11,372        -             -
4.00% to 4.99%                     11,312          2,728            42                  14,082       2,496        26,993
5.00% to 5.99%                     10,328          2,355           440                  13,123      35,189        30,677
6.00% to 6.99%                      6,737            632           369                   7,738      24,687         8,178
7.00% to 7.99%                      2,315          1,344           335                   3,994      11,525           981
                                   ------          -----        ------                 -------     -------        ------

Total                             $48,950         $9,345       $ 1,186                $ 59,481    $ 73,897       $66,829
                                   ======          =====        ======                 =======     =======        ======

Certificates at or over $100,000 totaled $12.9 million in 94 certificates at December 31, 2001 and $16.9 million in 108 certificates at December 31, 2000.

The maturity distribution of certificates of deposit in amounts of $100,000 or more at December 31, 2001 follows:
                                                               Amount
                                                               ------
                                                       (Dollars in Thousands)
                  Within 3 months                              $  3,303
                  3 to 6 months                                   3,693
                  6 to 12 months                                  3,896
                  After one year                                  1,979
                                                                -------

                                                               $ 12,871
                                                               ========

Borrowings. The Company borrows from the FHLB of Boston to support liquidity and manage its asset/liability position. Borrowings increased to $47.9 million, an increase of $15.8 million in 2001 from the year-end 2000 balance of $32.1 million. The Company relies on borrowed funds as an alternative funding source in order to support earning assets. The weighted average rate on borrowings was 4.5% at December 31, 2001 versus 6.60% at December 31, 2000. The weighted average maturity of the borrowings at December 31, 2001 was 25 months versus twenty months at December 31, 2000. As of December 31, 2001, $8.9 million of the borrowings were short-term borrowings with a weighted-average rate of 2.0% and a weighted average maturity of 27 days. Short term market interest rates increased substantially in 2000 which significantly impacted the Company's borrowings. In response, the Company paid off a portion of its borrowings and extended the maturities on its remaining funding. This resulted in an increase of 85 basis points in the cost of its borrowed funds in 2000.

                                                   Short-Term FHLB Advances (Dollars in thousands)
                                                            For Years Ended December 31,
                              --------------------------------------------------------------------------------------
                                         2001                           2000                           1999
                              -----------------------           ----------------------     -------------------------
                                             Weighted                         Weighted                   Weighted
                               Balance         Rate             Balance         Rate        Balance        Rate
                               -------        ------            -------        ------       -------       ------
Balance at year end          $  10,859       2.11%             $     108      6.77%       $  37,000         5.80%

Average outstanding
   during year               $   3,241       4.13%             $   4,583      6.21%       $   6,086         5.10%

Maximum outstanding
   at any month end          $  15,000       3.22%             $  40,000      5.94%       $  42,677         4.96%

As of December 31, 2001 and 2000, the Company also had $5.0 million and $18.0 million of borrowings maturing within one year that had original maturities of greater than one year.

NON-PERFORMING ASSETS

General. Non-performing assets stood at $181,000 at December 31, 2001 and $229,000 at the end of 2000.

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

There were no loans on non-performing status at December 31, 2001 and 2000 that were considered troubled debt restructurings.

The following table sets forth information regarding delinquent loans and other non-performing assets held by the Company at the dates indicated. The Company had $650,000 in loans greater than 90 days past due and still accruing at December 31, 2001. These loans were not classified as non-performing loans.

                                                                                         At December 31,
                                                                     -----------------------------------------------------
                                                                      2001        2000        1999       1998      1997
                                                                      ----        ----        ----       ----      ----
                                                                                     (Dollars in Thousands)
Delinquent loans 30-89 days past due (not included in
    non-performing loans)                                            $  536       $ 575     $   250    $   194    $ 1,218
Delinquent loans 90+ days past due (not included in
    non-performing loans)                                               650         170         650        442          3
                                                                      -----        ----      ------     ------     ------

                                                                     $1,186       $ 745     $   900    $   636    $ 1,221
                                                                      =====        ====      ======     ======     ======

Delinquent loans as a percent of gross loans                            .58%        .37%        .47%       .34%       .74%
                                                                      =====       =====      ======     ======     ======


                                                                                         At December 31,
                                                                     -----------------------------------------------------
                                                                      2001        2000        1999       1998      1997
                                                                      ----        ----        ----       ----      ----
                                                                                     (Dollars in Thousands)
Non-performing loans:
    Loans accounted for on a non-accrual basis                       $  181       $ 229     $    31    $   468    $   358
    Restructured loans                                                   -         -            -         -           592
                                                                      -----        ----      ------     ------     ------

       Total non-performing loans                                       181         229          31        468        950

OREO, net of allowance for OREO losses                                   -         -            111        718      1,214
                                                                      -----        ----      ------     ------     ------

       Total non-performing assets                                   $  181       $ 229     $   142    $ 1,186    $ 2,164
                                                                      =====        ====      ======     ======     ======

Non-performing assets as a percent of total assets                      .06%         .08%       .05%       .44%       .95%
                                                                      =====        =====     ======     ======     ======

See "Item 8 - Notes 1 and 5 of Notes to Consolidated Financial Statements".

Potential Non-performing Loans. In addition to non-performing loans, at December 31, 2001, the Company had classified an additional $741,324 of performing loans as "substandard" based on an internal rating system used by the Company. These substandard loans evidence one or more weaknesses or potential weaknesses related to repayment history, the borrower's financial condition, adequacy of collateral, or other factors. Depending on the local economy and other factors, these loans, as well as other performing loans not so classified, may become non-performing in the future. These loans were commercial loans.

OREO. The following table sets forth the types of properties which comprised the Company's OREO portfolio at the dates shown. The Company held two properties on December 31, 2001 located in Essex County, Massachusetts currently carried at $1 each.


                                                 At December 31,
                                        ---------------------------------
                                         2001         2000          1999
                                         ----         ----          ----
                                            (Dollars in Thousands)

Commercial                              $  -         $   -          $  49
Residential 1-4 family                     -             -             62
                                         ----         -----          ----

OREO                                    $  -         $   -          $  111
                                        =====        ======         ======

RESULTS OF OPERATIONS

General. The Company's results of operations depend primarily on its net interest income and the efficiency of the Company's operations. The Company's net income is affected by its costs of operations, including non-interest expenses such as salaries and employee benefits, occupancy costs, non-performing loans and other classified assets. For the year ended December 31, 2001, the Company reported net income of $2.8 million, or $1.37 per fully diluted share ($1.40 basic), compared to $2.7 million or $1.10 per fully diluted share ($1.12 basic) for 2000 and $3.3 million or $1.29 per fully diluted share ($1.33 basic) for 1999.

The Company's return on average stockholders' equity increased from 15.79% in 2000 to 18.38% in 2001. The Company's financial performance in 2001 benefited from decreases in market interest rates and the overall cost of funds which positively impacted the Company's net interest margin and revenues from mortgage banking. The Company's financial performance in 2000 was significantly impacted by the rise in market interest rates; both net interest margins and mortgage banking revenues were negatively impacted. The Company's financial performance in 1999 was positively impacted by favorable interest rates and mortgage originations which translates into mortgage banking revenues.

Net Interest and Dividend Income. Net interest and dividend income was $9.7 million in 2001, $8.9 million in 2000 and $8.7 million in 1999. Net interest income increased $849,000 in 2001 primarily due to lower average costs of funds. Net interest income increased $237,000 in 2000 and $1.2 million during 1999, primarily due to higher average earning asset volumes in each of the years. Market interest rates have been fairly volatile over the past several years. During 2001, market interest rates decreased throughout the year. The Company was positively impacted by the lower rates paid on deposits and borrowings during 2001, the effect of which increased the interest rate spread to 2.95% and the gross interest margin to 3.40% in 2001.

Average earning assets increased 4.5% in 2001 to $288.0 million and increased 6.6% during 2000 to $275.7 million over the previous year, respectively. The increase was primarily due to higher loan portfolio growth and higher investment portfolio growth in 2001 and 2000, respectively.

The volatility in the interest rates has also impacted the yields earned on the investment portfolio. The yields earned on investment securities decreased 35 basis points in 2001 to 6.40% as compared to 6.75% in 2000 and 6.24% in 1999.

Total average loans increased $10.4 million during 2001 primarily due to increased originations and increased by $746,000 in 2000 principally from home equity loan originations. The yield on loans decreased 46 basis points in 2001 to 6.95% and decreased 26 basis points during 2000 to 7.41%. The largest component of the yield on loans was residential loans.

The rate paid on interest-bearing deposits decreased 59 basis points in 2001 to 3.45% and increased 42 basis points during 2000 to 4.04%. Core deposits, which include NOW, savings and money market accounts, typically have rates lower than those paid on certificates of deposit. To grow the core deposit balances, the Company has offered promotional rates on certain products. The balances maintained in NOW and money market deposit accounts have increased in both 2001 and 2000. Certificate of deposit average balances decreased $1.9 million during 2001 and increased $5.8 million during 2000.

In 2001, the average balance of borrowed funds decreased $10.7 million while the rate paid increased 9 basis points. The Company has decreased its reliance on borrowed funds as an alternative source of funds to deposits. During 2000, the average balance of borrowed funds declined $3.6 million while the rate paid increased 95 basis points.

The combination of the factors mentioned above contributed to an 18 basis point increase to 2.95% in the interest rate spread in 2001 and a 19 basis point decrease in the interest rate spread to 2.77% during 2000. The gross interest margin on earnings assets was 3.40% for the year ended December 31, 2001 and 3.24% and 3.36%, respectively, for 2000 and 1999.

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



                                                              Year Ended December 31,
                           -------------------------------------------------------------------------------------------------------
                                         2001                               2000                                  1999
                            --------------------------------    --------------------------------      ----------------
                                       Interest                             Interest                           Interest
                            Average     Earned/     Average     Average     Earned/      Average     Average    Earned/    Average
                            Balance       Paid       Yield      Balance       Paid        Yield      Balance       Paid      Yield
                            -------     --------   ---------    -------    --------     ---------    -------     -------   -------
                                                                  (Dollars in Thousands)
Interest-earning assets:
Loans:
   Residential (1)         $ 171,519  $   11,891      6.93%    $ 168,804   $  12,036       7.13%    $ 172,407   $  12,170     7.06%
   Commercial                  6,788         548      8.07         5,106         444       8.70         5,490         477     8.69
   Home equity                32,016       2,145      6.70        26,098       2,299       8.81        21,251       1,561     7.35
   Consumer                    1,051         112     10.66         1,003         109      10.87         1,117         105     9.40
                            --------    --------                --------    --------                 --------    --------

     Total loans             211,374      14,696      6.95       201,011      14,888       7.41       200,265      14,313     7.15
Investments (2)               76,648       4,908      6.40        74,710       5,041       6.75        58,397       3,642     6.24
                            --------    --------                --------    --------                 --------    --------

     Total interest-
       Earning assets        288,022      19,604      6.81       275,721      19,929       7.23       258,662      17,955     6.94

Cash and due from
   banks                       7,711                               6,483                                6,247
Other assets                   3,023                               2,963                                4,248
                            --------                            --------                             --------

     Total assets          $ 298,756                           $ 285,167                            $ 269,157
                            ========                            ========                             ========

Interest-bearing
liabilities:
   Savings deposits        $  43,142         891      2.07%    $  37,936         879       2.32%    $  35,987         868     2.41%
   NOW accounts               34,310         237       .69        28,399         233        .82        23,787         176      .74
   Money market
     deposit accounts         72,743       2,793      3.84        63,477       3,055       4.81        58,115       2,441     4.20
   Certificates of            67,495       3,585      5.31        69,436       3,885       5.60        63,608       3,091     4.86
                            --------    --------                --------    --------                 --------    --------
deposit

     Total interest-
       bearing deposits      217,690       7,506      3.45       199,248       8,052       4.04       181,497       6,576     3.62
   Borrowed funds             36,758       2,314      6.30        47,413       2,942       6.21        50,995       2,681     5.26
                            --------    --------                --------    --------                 --------    --------

     Total interest-
       bearing               254,448       9,820      3.86       246,661      10,994       4.46       232,492       9,257     3.98
liabilities

Demand deposits               23,856                              18,624                               18,048
Other liabilities              2,672                               2,808                                3,154
                            --------                            --------                             --------

     Total liabilities       280,976                             268,093                              253,694

Company obligated
Mandatory redeemable
capital securities             2,962
Stockholders'  equity         14,818                              17,074                               15,463
                            --------                            --------                             --------

     Total liabilities
        and
       Stockholders'
       equity              $ 298,756                           $ 285,167                            $ 269,157
                            ========    --------                ========    --------                 ========

Net interest income                    $   9,784                           $   8,935                            $   8,698
                                        ========                            ========                             ========
Interest rate spread                                  2.95%                                2.77%                              2.96%
Gross interest margin                                 3.40%                                3.24%                              3.36%

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

                                                           2001 vs. 2000                       2000 vs. 1999
                                                          Changes Due to                      Changes Due to
                                                       Increased (Decreased)               Increased (Decreased)
                                                ------------------------------       ------------------------------
                                                 Rate      Volume       Total         Rate      Volume        Total
                                                -------    ------      --------      -------    -------     -------
                                                                        (Dollars in Thousands)
Interest income:
    Loans                                      $   (912)    $   720     $    (192)    $    520   $     55    $    575
    Mortgage-backed securities                     (226)        424           198          263        463         726
    Short-term investments                          (91)        (25)         (116)           8        134         142
    Investment securities                            99        (314)         (215)          27        504         531
                                                -------      ------      --------      -------    -------     -------

       Total                                     (1,130)        805          (325)         818      1,156       1,974

Interest expense:
    Deposits                                     (1,182)        636          (546)         759        717       1,476
    Borrowed funds                                   43        (671)         (628)         483       (222)        261
                                                -------      ------      --------      -------    -------     -------

       Total                                     (1,139)        (35)       (1,174)       1,242        495       1,737
                                                -------      ------      --------      -------    -------     -------

Net interest and dividend income               $      9     $   840     $     849     $   (424)  $    661    $    237
                                                =======      ======      ========      =======    =======     =======

Provision for Loan Losses. The provision for loan losses in 2001 was $100,000, an increase of $40,000 or 66.7% from 2000, principally as a result of an increase in commercial loans. The provision for loan losses in 2000 was $60,000, a decrease of $40,000 or 40.0% from 1999 as growth of the loan portfolio slowed. See "Item 7 - Financial Condition - Allowance for Loan Losses".

The amount of provision for loan losses that the Company records is predicated on several factors including asset quality, growth in the loan portfolio and market and economic conditions. The level of provisions recorded in 1999 through 2001 reflect the fact that the composition of the portfolio is primarily residential mortgages which carry a lower risk than commercial and commercial real estate. Levels of non-performing loans have also decreased. Future provisions will be dictated by the ongoing quality of the portfolio and economic conditions that may impact the loan portfolio. Loan loss provisions may be substantially increased if conditions dictate.

Non-interest Income. The company recorded income from non-interest sources of $3.0 million in 2001, $1.7 million in 2000 and $2.9 million in 1999. The increase of $1.2 million in 2001 resulted from an increase of $546,000 in mortgage banking gains due to favorable secondary market conditions and $443,000 in deposit account fees attributable to an increase in deposits. The decrease of $1.2 million in 2000 resulted from a decline of $1.2 million in mortgage banking gains.

Deposit account fees totaled $2.1 million, $1.7 million and $1.5 million in 2001, 2000 and 1999, respectively, and was derived primarily from customer service charges and fees. Loan late charges and other fees increased during 2001 by $56,000 to $183,000, while decreasing by $90,000 in 2000 to $127,000. The majority of the increase in deposit fee income is due to increased debit card income, ATM usage income and overdraft income. As customers increasingly use debit cards or non-customers use the Company's multiple ATM's, overall fee income has increased.

Non-interest Expense. Non-interest expenses increased $1.5 million, or 22.0%, to $8.3 million in 2001 while decreasing $91,000, or 1.3%, to $6.8 million in 2000. The increase in 2001 was primarily due to the increases in salaries and benefits, costs associated with the distribution of the securities of subsidiary trust and the write-down of leasehold improvements in a branch that will be relocated. The decrease in 2000 was primarily due to the decline in professional fees.

Salaries and employee benefits, the largest component of non-interest expense, increased $451,000 to $3.7 million in 2001 and decreased $20,000 in 2000 to $3.2 million. The increase in 2001 was primarily due to increased staffing for operations.

Office occupancy and equipment increased $138,000 to $1.1 million in 2001 and decreased $2,000 in 2000 to $914,000. The increase in 2001 was primarily due to increased rent and maintenance costs.

Data processing expenses totaled $1.1 million in 2001, $924,000 in 2000 and $798,000 in 1999. Data processing expenses increased $132,000 in 2001 and $126,000 in 2000 due to a higher loan and deposit base, as well as the addition of internet banking.

Professional fees, including corporate legal and accounting and auditing expenses, totaled $364,000 in 2001, $337,000 in 2000 and $778,000 in 1999.
Professional fees decreased $441,000 in 2000 due to the one time expense in 1999 to form the holding company and REIT.

The Company incurred costs of $310,000 in 2001 resulting from payments on its mandatorily redeemable capital securities of $3.5 million, which were issued in 2001. The capital securities bear interest at 10.2%.

Other operating expenses totaled $1.1 million in 2001, $859,000 in 2000 and $921,000 in 1999. The increase in 2001 was primarily due to the increase in postage, employee education and supplies. Some of the cost savings in 2000 result from the continued focus on cost containment. The Company has experienced some savings in the area of corporate insurance.

Federal and State Income Tax Expense. The Company recorded tax expenses of $1.5 million, $1.1 million and $1.3 million in 2001, 2000 and 1999, respectively, and realized effective tax rates of 35%, 30% and 28.7%, respectively. The lower effective tax rates in 2000 and 1999 resulted from reductions in the valuation allowance of $190,000 in 2000 and $121,000 in 1999.

ASSET AND LIABILITY MANAGEMENT

The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.

Our assumption is that NOW and DDA accounts, which generally are subject to immediate withdrawal, have effective maturities over five years. Premium savings accounts are assumed to have maturities of six to twelve months, while base rate savings accounts are assumed to have maturities over five years. Savings accounts are generally subject to immediate withdrawal. Money market accounts have an effective maturity up to five years. At December 31, 2001, the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was a negative $13.9 million or 4.33% of total assets.

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

The following table summarizes the contractual maturities or assumed repricing of the Company's assets, liabilities and equity at December 31, 2001:

                                                     Assets/Liabilities Maturing or Repricing at December 31, 2001 in:
                                                     -----------------------------------------------------------------
                                                     0-6        6-12           1-2          3-5         Over 5
                                                   Months      Months         Years        Years         Years       Total
                                                   ------      ------         -----        -----         -----       -----
                                                                          (Dollars in Thousands)
Assets:
    Residential ARM loans                          $  13,789  $   15,393   $   25,500   $   32,718    $    -       $   87,400
    Residential fixed rate mortgage loans              5,328       5,100        9,200       21,172       33,594        74,394
    Loans held for sale                               14,945        -            -            -            -           14,945
    Home equity loans                                 31,508           6           10           53          156        31,733
    Commercial loans                                   1,918         879          740        3,629        2,482         9,648
    Consumer loans                                       405          85           17           28         -              535
    Fixed MBS held-to-maturity                         1,700       1,672        3,140        7,251        9,364        23,127
    Callable debentures held-to-maturity                -          4,621         -            -            -            4,621
    Corporate debt securities held-to-maturity          -           -            -            -           7,595         7,595
    Fixed MBS available-for-sale                       2,295       2,195        4,031        9,246       10,946        28,713
    ARM MBS available-for-sale                         7,173       5,699         -            -            -           12,872
    ARM mutual funds                                   6,814        -            -            -            -            6,814
    CMO                                                  228         228          456        1,094         -            2,006
    Equity securities                                  3,000        -            -            -             253         3,253
    Cash and due from banks                                1        -            -            -          10,936        10,937
    Non-earnings assets                                 -           -            -            -           2,522         2,522
                                                    --------   ---------    ---------    ---------     --------     ---------

    Total                                             89,104      35,878       43,094       75,191       77,848       321,115

Liabilities and equity capital:
    Interest bearing NOW accounts                       -           -            -            -          37,474        37,474
    Demand deposits                                     -           -            -            -          26,850        26,850
    Savings accounts                                    -         10,220         -            -          35,682        45,902
    Money market accounts                             47,883      15,960        7,981        7,982         -           79,806
    Certificates of deposit                           30,735      18,218        7,218        3,310         -           59,481
    Borrowings                                         8,859       7,000       14,250       15,750        3,148        49,007
    Other liabilities                                   -           -            -            -           3,976         3,976
    Capital securities                                  -           -            -            -           3,500         3,500
    Equity capital                                      -           -            -            -          15,119        15,119
                                                    --------   ---------    ---------    ---------     --------     ---------

    Total                                             87,477      51,398       29,449       27,042      125,749       321,115
                                                    --------   ---------    ---------    ---------     --------     ---------

Excess (deficiency) of assets over
    liabilities and equity capital                 $   1,627  $  (15,520)  $   13,645   $   48,149    $ (47,901)   $     -
                                                   =========  ==========   ==========   ==========    =========    ==========

Cumulative Gap                                     $   1,627  $  (13,893)  $     (248)  $   47,901    $    -       $     -

Cumulative assets as a % of cumulative
    liabilities and equity capital                       .51%     (4.83)%        4.25%       14.99%      (14.92)%

Cumulative excess (deficiency) of assets
    over liabilities and equity capital as a
    % of total assets                                    .51%     (4.33)%      (0.08)%       14.92%         0.00%


LIQUIDITY

The primary sources of funds for the Company are deposits, borrowings from the FHLB of Boston, the sale of loans, loan amortization, prepayments and maturities, and the sale of investments and mortgage-backed securities available for sale. Total deposits and FHLB borrowings increased by $28.0 million, or 10.4%, during 2001, and increased by $14.3 million, or 5.6%, during 2000.

During 2001 and 2000, the Company used its sources of funds primarily to meet commitments to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to purchase investment securities. At December 31, 2001 and 2000, approved loan commitments outstanding amounted to $13.6 million and $3.4 million, respectively. At the same dates, commitments of the Company to borrowers under unused lines of credit and home equity credit lines amounted to $36.6 million and $36.9 million, respectively, and the unadvanced portions of residential owner-occupied construction loans amounted to $671,000 and $484,000, respectively.

The Company monitors its liquidity in accordance with guidelines established by its Asset/Liability and Investment Policies. Management believes that the Company currently has adequate liquidity available to meet operating needs. To meet unexpected demands, the Company has borrowing capabilities with the FHLB of Boston. At December 31, 2001, the total borrowing capacity was $88.8 million. See "Item 1 - Business - Source of Funds - Borrowings".

CAPITAL RESOURCES

The following table summarizes the Company's and Bank's required and actual regulatory capital ratios and amounts at December 31, 2001. The required ratios included in the table are the capital minimums for December 31, 2001, as required by FRB and FDIC regulations:

                                              Required                     Actual                            Excess
                                      -----------------------      -----------------------          -------------------------
                                       Amount        Percent         Amount        Percent            Amount         Percent
                                       ------        -------         ------        -------            ------         -------
                                                                      (Dollars in Thousands)
Regulatory Tier 1
   leverage capital ratio
     Company                         $ 12,680         4.0%          $ 18,259       5.76% (1)        $   5,579         1.76%
     Bank                              12,505         4.0             17,357       5.55  (1)            4,852         1.55

Risk-based:
   Tier 1
     Company                         $  7,054         4.0%          $ 18,259      10.35% (2)        $  11,205         6.35%
     Bank                               7,049         4.0             17,357       9.85  (2)           10,308         5.85
   Total risk-based
     Company                         $ 14,109         8.0%          $ 20,380      11.56% (2)        $   6,271         3.56%
     Bank                              14,097         8.0             19,478      11.05  (2)            5,381         3.05

(1) Regulatory Tier 1 leverage capital differs from the ratio of stockholders' equity to total assets calculated in accordance with accounting principles generally accepted in the United States of America. Additionally, the Regulatory Tier 1 leverage capital calculation utilizes average assets for the fourth quarter of 2001, which were $312,863 and $312,638 for the Company and Bank, respectively.

(2) Based upon total risk-based assets of $176,360 and $176,216 for the Company and Bank, respectively.

The Company, pursuant to stock repurchase plans, repurchased 454,000 shares in 2000 at a weighted average price of $8.93 per share and 150,900 shares in 2001 at a weighted average price of $11.46 per share. The stock repurchase plan was implemented in order to enhance shareholder value.

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

For further information regarding the Company's capital resources, see "Item 1 - Business - Stockholders' Equity and Regulatory Matters".

DIVIDENDS

The Company declared dividends of $992,000, $955,000 and $629,000 or $.50, $.41 and $.25 per share in 2001, 2000 and 1999, respectively. The declaration of future cash dividends will be subject to operating results, financial conditions, regulatory, tax considerations and other factors. The number of shares outstanding at December 31, 2001 and 2000 was approximately 1.9 million and 2.1 million, respectively.

In accordance with the terms of the Agreement and Plan of Merger between Banknorth Group, Inc. and the Company, the Company may continue to pay its regular quarterly dividend at a rate not to exceed $.12 per quarter.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and related notes thereto presented in
Item 8 of this Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, most of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

In August of 2001 the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used this Statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of other than by sale this Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. This Statement requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, Accounting Changes and amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to require that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model retains the requirement of Statement 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this Statement will not have a significant effect on the Company's financial condition , liquidity or results of operations.

In June of 2001 the FASB Issued Statement No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.

This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact of adoption of this statement.

In June 2001 the FASB Issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. These statements address the accounting for business combination and accounting and reporting for acquired goodwill and other intangible assets. These statements are not expected to impact the Company.

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

The following reflects the Company's NII sensitivity analysis as of December 31:

                                                       Estimated
                 Rate Change                        NII Sensitivity
                 -----------                        ---------------

                                                  2001           2000
                                                  ----           ----

                     +200bp                       (1.38)%      (3.10)%
                     -200bp                       (0.93)%      (0.24)%

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

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                    Page


Independent Auditors' Report                                         35


Consolidated Balance Sheets                                          36


Consolidated Statements of Income                                    38


Consolidated Statements of Changes in Stockholders' Equity           40


Consolidated Statements of Cash Flows                                42


Notes to Consolidated Financial Statements                           45

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ipswich Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of Ipswich Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ipswich Bancshares, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





Portland, Maine                                        Limited Liability Company
January 25, 2002 (except note 22, as to
   which the date is February 26, 2002)

                      IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                             December 31, 2001 and 2000
                    (Dollars in Thousands Except Per Share Data)


                                       ASSETS
                                       ------

                                                                             2001         2000
                                                                         ---------      ---------
Cash and due from banks (note 2)                                         $  10,937      $   8,836

Investment securities available for sale, at market value; amortized
    cost of $49,843 and $33,452 (notes 3 and 12)                            50,405         34,228

Investment securities held to maturity, at cost; market value
    of $35,930 and $30,374 (notes 3 and 12)                                 35,343         30,282

Loans held for sale (note 4)                                                14,945          5,003

Loans (notes 5 and 12)                                                     203,710        203,137
Allowance for loan losses (note 6)                                          (2,121)        (1,803)
                                                                         ---------      ---------

       Net loans                                                           201,589        201,334

Stock in Savings Bank Life Insurance Company                                   253            253

Stock in FHLB of Boston (notes 9 and 12)                                     3,000          3,000

Banking premises and equipment, net (note 7)                                 2,824          2,983

Accrued interest receivable                                                  1,251          1,435

Mortgage servicing rights, net (note 10)                                       219            225

Other assets                                                                   349            255
                                                                         ---------      ---------

       Total assets                                                      $ 321,115      $ 287,834
                                                                         =========      =========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2001         2000
                                                                               ---------      ---------
Liabilities:
    Deposits (note 11)                                                         $ 249,513      $ 237,237
    Borrowed funds (note 12)                                                      47,859         32,108
    Mortgagors' escrow accounts                                                    1,148            972
    Accrued expenses and other liabilities                                         3,302          1,726
    Deferred income tax liability (note 14)                                          674            672
                                                                               ---------      ---------

       Total liabilities                                                         302,496        272,715

Commitments and contingencies (notes 4, 7, 15 and 18)

Company obligated, mandatorily redeemable capital securities (note 13)             3,500           --

Stockholders' equity (notes 15 and 16):
    Serial preferred stock, $.10 par value per share; 1,000,000 shares
       authorized, none issued                                                      --             --
    Common stock, $0.10 par value per share; 12,000,000 shares authorized,
       2,530,528 and 2,525,552 shares issued                                         253            253
    Additional paid-in capital                                                     2,345          2,297
    Retained earnings                                                             17,966         16,150
    Treasury stock at cost (604,900 and 454,000 shares
       in 2001 and 2000)                                                          (5,783)        (4,054)
    Accumulated other comprehensive income (note 3)                                  338            473
                                                                               ---------      ---------

       Total stockholders' equity                                                 15,119         15,119





       Total liabilities and stockholders' equity                              $ 321,115      $ 287,834
                                                                               =========      =========


See accompanying notes.



                                  IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF INCOME

                                Years Ended December 31, 2001, 2000 and 1999
                                (Dollars in Thousands, Except Per Share Data)


                                                                         2001           2000        1999
                                                                       --------      --------      --------
Interest and dividend income:
    Loans                                                              $ 14,696      $ 14,888      $ 14,313
    Federal funds sold and interest bearing deposits                        214           328           187
    Investment securities available for sale                              2,607         2,822         2,233
    Investment securities held to maturity                                2,087         1,891         1,222
                                                                       --------      --------      --------

       Total interest and dividend income                                19,604        19,929        17,955

Interest expense:
    Deposits (note 11)                                                    7,506         8,052         6,576
    Borrowed funds                                                        2,314         2,942         2,681
                                                                       --------      --------      --------

       Total interest expense                                             9,820        10,994         9,257
                                                                       --------      --------      --------

       Net interest and dividend income                                   9,784         8,935         8,698

Provision for loan losses (note 6)                                          100            60           100
                                                                       --------      --------      --------

       Net interest and dividend income after provision
          for loan losses                                                 9,684         8,875         8,598

Non-interest income:
    Net mortgage banking gains (losses) (note 4)                            443          (147)        1,030
    Net gain (loss) on sale of mortgage servicing rights (note 10)         --              15            63
    Loan servicing (expenses) income, net (note 10)                         (46)           (2)           21
    Deposit account fees                                                  2,144         1,701         1,504
    Other loan fees                                                         183           127           217
    Gains on sales of securities available for sale, net (note 3)           182            33            78
    Other                                                                    49             9            12
                                                                       --------      --------      --------

       Total non-interest income                                          2,955         1,736         2,925
                                                                       --------      --------      --------

       Net interest, dividend and non-interest income                    12,639        10,611        11,523




                             IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (CONTINUED)

                           Years Ended December 31, 2001, 2000 and 1999
                           (Dollars in Thousands, Except Per Share Data)


                                                                  2001         2000        1999
                                                                 -------     -------      -------
Non-interest expenses:
    Salaries and employee benefits (note 16)                     $ 3,663     $ 3,212      $ 3,232
    Occupancy and equipment expenses (note 7)                      1,052         914          916
    Data processing expenses                                       1,056         924          798
    Professional fees                                                364         337          778
    Advertising and marketing expenses                               498         524          537
    FDIC and DIF deposit insurance                                    55          52           36
    OREO expense (income), net (note 8)                                5          (3)        (308)
    Distribution on securities of subsidiary trust (note 13)         310        --           --
    Loss on banking premises and equipment (note 7)                  234        --           --
    Other                                                          1,083         859          921
                                                                 -------     -------      -------

       Total non-interest expenses                                 8,320       6,819        6,910
                                                                 -------     -------      -------

       Income before income taxes                                  4,319       3,792        4,613

Income tax expense (note 14)                                       1,511       1,137        1,324
                                                                 -------     -------      -------

       Net income                                                $ 2,808     $ 2,655      $ 3,289
                                                                 =======     =======      =======

Basic earnings per share (notes 1 and 17)                        $  1.40     $  1.12      $  1.33
Diluted earnings per share (notes 1 and 17)                         1.37        1.10         1.29

Dividends per share                                                  .50         .41          .25



See accompanying notes.



                                         IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Years Ended December 31, 2001, 2000 and 1999
                                        (Dollars in Thousands Except Per Share Data)

                                                                                                      Accumulated
                                                                                                         Other       Total
                                                                   Additional                           Compre-     Stock-
                                            Shares       Common      Paid-in    Retained    Treasury   hensive     holders'
                                            Issued        Stock      Capital    Earnings      Stock     Income      Equity
                                            ------        -----      -------    --------     -------    ------      ------
Balance at December 31, 1998               2,392,286     $ 239      $ 2,009     $ 11,790     $-         $ 185     $ 14,223

Stock options exercised (note 6)             133,141        14          226         -         -          -             240
Issuance of stock rights                        -         -              27         -         -          -              27
Cash dividends                                  -         -            -            (629)     -          -            (629)

Comprehensive income:
   Net income                                   -         -            -           3,289      -          -           3,289
   Other comprehensive income:
     Unrealized holding losses on
       securities, net of taxes of $150         -         -            -            -         -          -            (223)
     Reclassification adjustment
       for amounts included in net
       income, net of taxes of $33              -         -            -            -         -          -              48
                                                                                                                   -------

   Other comprehensive income (loss)            -         -            -            -         -          (175)        (175)
                                                                                                                   -------

Total comprehensive income                      -         -            -            -         -          -           3,114
                                         -----------      ----       ------      -------      ----       ----      -------

Balance at December 31, 1999               2,525,427       253        2,262       14,450      -            10       16,975

Stock options exercised                          125      -               1         -          -         -               1
Issuance of stock rights (note 6)                         -              34         -          -         -              34
Cash dividends                                            -            -            (955)      -         -            (955)
Treasury stock purchased
   (454,000 shares at an average
   price of $8.93)                              -         -            -            -        (4,054)     -          (4,054)

Comprehensive income:
   Net income                                             -            -           2,655       -         -           2,655
   Other comprehensive income:
     Unrealized holding gains on
       securities, net of taxes of $286                   -            -            -          -         -             446
     Reclassification adjustment
       for amounts included in net
       income, net of taxes of $10                        -            -            -          -         -              17
                                                                                                                   -------

   Other comprehensive income                             -            -            -          -          463          463
                                                                                                                   -------

Total comprehensive income                                -            -            -          -         -           3,118
                                         -----------      ----       ------      -------     ------      ----      -------

Balance at December 31, 2000               2,525,552       253        2,297       16,150     (4,054)      473       15,119




                                         IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (CONTINUED)

                                        Years Ended December 31, 2001, 2000 and 1999
                                        (Dollars in Thousands Except Per Share Data)


                                                                                                      Accumulated
                                                                                                         Other       Total
                                                                   Additional                           Compre-     Stock-
                                            Shares       Common      Paid-in    Retained    Treasury   hensive     holders'
                                            Issued        Stock      Capital    Earnings      Stock     Income      Equity
                                            ------        -----      -------    --------     -------    ------      ------
Balance at December 31, 2000               2,525,552     $ 253      $ 2,297     $ 16,150    $(4,054)    $ 473     $ 15,119

Stock options exercised (note 6)               4,976      -              31         -          -         -              31
Issuance of stock rights                        -         -              17         -          -         -              17
Cash dividends                                  -         -            -            (992)      -         -            (992)
Treasury stock purchased (150,900
   shares at an average price of
    $11.46)                                     -         -            -            -        (1,729)     -          (1,729)

Comprehensive income:
   Net income                                   -         -            -           2,808       -         -           2,808
   Other comprehensive income:
     Unrealized holding gains on
       securities, net of taxes of $50          -         -            -            -          -         -             (88)
     Reclassification adjustment
       for amounts included in net
       income, net of taxes of $30              -         -            -            -          -         -             (47)
                                                                                                                   -------

   Other comprehensive income                   -         -            -            -          -         (135)        (135)
                                                                                                                   -------

Total comprehensive income                      -         -            -            -          -         -           2,673
                                         -----------      ----       ------      -------     ------      ----      -------

Balance at December 31, 2001               2,530,528     $ 253      $ 2,345     $ 17,966    $(5,783)    $ 338     $ 15,119
                                         ===========      ====       ======      =======     ======      ====      =======



See accompanying notes.



                                         IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years Ended December 31, 2001, 2000 and 1999
                                                  (Dollars in Thousands)


                                                                                         2001         2000         1999
                                                                                      ---------    ----------   ---------
Net cash flows from operating activities:
    Net income                                                                       $    2,808   $     2,655  $    3,289
    Adjustments to reconcile net income to net cash provided (used)
      by operating activities:
        Provision for loan losses                                                           100            60         100
        Deferred income tax (benefit) expense                                                82          (141)         88
        Depreciation expense                                                                350           347         337
        Amortization of premiums on investment securities, net                              111            62         148
        (Gains) losses on sale of loans                                                    (443)          147      (1,030)
        Gains on sales of investment securities available for sale                         (182)          (33)        (78)
        Loss (gains) on sale of other real estate owned                                    -                1        (340)
        Loss on banking premises and equipment                                              234          -           -
        Origination of loans held for sale                                              (54,140)      (30,299)    (59,545)
        Proceeds from sale of loans                                                      39,640        15,410      16,620
        Proceeds from sale of securitized loans                                           5,001         9,739      67,955
        Increase in net loan origination costs/discounts                                    (13)         (396)       (211)
        Decrease (increase) in mortgage servicing rights                                      6          (225)        229
        Decrease (increase) in accrued interest receivable                                  184          (187)       (195)
        Decrease (increase) in other assets, net                                            (94)          (73)         65
        Increase (decrease) in accrued expenses and other liabilities                     1,476        (1,005)        (28)
                                                                                      ---------    ----------   ---------

    Net cash (used) provided by operating activities                                     (4,880)       (3,938)     27,404

Net cash flows from investing activities:
    Purchase of investment securities available for sale                                (39,693)      (13,543)    (19,490)
    Principal paydowns on investment securities available for sale                       19,736        10,148      12,722
    Proceeds from the sale of investment securities available for sale                    3,642         9,976       4,963
    Purchase of investment securities held to maturity                                  (19,783)       (3,191)    (20,826)
    Principal paydowns on investment securities held to maturity                         14,716           976       2,964
    Redemption (purchases) of stock in FHLB of Boston                                      -              977      (1,072)
    Net increase in loans                                                                  (342)      (10,044)    (13,216)
    Proceeds from sales of other real estate owned                                         -              110       1,009
    Purchases of equipment, net                                                            (425)         (162)       (207)
                                                                                      ---------    ----------   ---------

    Net cash used in investing activities                                               (22,149)       (4,753)    (33,153)




                                         IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (CONTINUED)

                                       Years Ended December 31, 2001, 2000 and 1999
                                                  (Dollars in Thousands)


                                                                                      2001           2000          1999
                                                                                   ----------    ----------    ----------
Cash flows from financing activities:
    Net increase in deposits                                                      $    12,276   $    27,155   $    10,325
    Proceeds from Federal Home Loan Bank advances                                      66,951        66,008       120,000
    Repayment of Federal Home Loan Bank advances                                      (51,200)      (78,900)     (128,000)
    Increase (decrease) in mortgagors' escrow accounts                                    176           (21)          (50)
    Proceeds from the issuance of common stock and stock rights                            48            35           267
    Proceeds from issuance of capital securities                                        3,500          -             -
    Cash dividends                                                                       (892)         (955)         (629)
    Purchase of treasury stock                                                         (1,729)       (4,054)         -
                                                                                   ----------    ----------    ----------

    Net cash provided by financing activities                                          29,130         9,268         1,913
                                                                                   ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                                    2,101           577        (3,836)

Cash and cash equivalents at beginning of year                                          8,836         8,259        12,095
                                                                                   ----------    ----------    ----------

Cash and cash equivalents at end of year                                          $    10,937   $     8,836   $     8,259
                                                                                   ==========    ==========    ==========

Supplemental disclosure of cash flow information: Cash paid for:
      Interest on deposit accounts                                                $     7,506   $     8,052   $     6,576
      Interest on borrowed funds                                                        2,328         2,904         2,711
      Income tax                                                                          210         2,534           601

Supplemental schedule of non-cash investing and financing activities:
    Conversion of residential real estate loans to mortgage-
      backed securities                                                           $      -      $       584   $     8,996
    Transfer of loans to other real estate owned                                         -             -               62
    Net (decrease) increase required by Statement of Financial
        Accounting Standards No. 115:
        Investment securities                                                            (215)          759          (292)
        Deferred income tax liability                                                     (80)          296          (117)
        Accumulated other comprehensive income                                           (135)          463          (175)


See accompanying notes.

                      (This page intentionally left blank)

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.    Summary of Significant Accounting Policies

      (a)    Business
             --------

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

             The Bank provides a variety of loan and deposit services to its customers through eight branch locations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (FDIC) and the Massachusetts Commissioner of Banks (the Commissioner) and to certain requirements established by the FRB. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC to the fullest extent authorized by law (generally $100 per depositor). All deposits in excess of FDIC limits are insured by the Massachusetts Depositors Insurance Fund.

      (b)    Basis of Presentation
             ---------------------

             The consolidated financial statements include the accounts of Ipswich Bancshares, Inc. and its wholly-owned subsidiaries, IpswichBank and Ipswich Statutory Trust I, and the Bank's subsidiaries; Ipswich Preferred Capital Corporation, Ipswich Securities Corporation, Historic Ipswich, Inc., North Shore Financial Services, Inc. and Rowley Investment Corporation (collectively hereinafter referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

1.    Summary of Significant Accounting Policies (Continued)
      ------------------------------------------------------

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

      (c)    Investments
             -----------

             Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt and equity securities not classified as held to maturity are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as accumulated other comprehensive income within stockholders' equity.

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

      (e)    Loans Held for Sale
             -------------------

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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

1.    Summary of Significant Accounting Policies (Continued)
      ------------------------------------------------------

      (f)    Allowance for Loan Losses
             -------------------------

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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.    Summary of Significant Accounting Policies (Continued)
      ------------------------------------------------------

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

             The Company also has three stock option plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to recognize compensation expense for grants of common stock, stock options and other equity instruments to employees based upon the fair value of the instruments when issued. Companies electing not to recognize compensation expense are required to disclose what net income and earnings per share would have been if the expense were recognized. The Company elected to adopt the disclosure option of SFAS No. 123 rather than recognition of compensation expense.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


1.    Summary of Significant Accounting Policies (Continued)
      ------------------------------------------------------

      (n)    Derivatives
             -----------

             The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company did not participate in derivative instruments during 2001, 2000 and 1999.

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

      (s)    Reclassification
             ----------------
             Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to 2001 presentation without effect on stockholders' equity or net income.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


2.    Reserve Requirements and Compensating Balance Agreements
      --------------------------------------------------------

      The Federal Reserve Board requires the Company to maintain a reserve balance; the amount of this reserve balance at December 31, 2001 was $2,649.

      The Company has arrangements with a third party for processing money orders and treasurers checks. The arrangement requires the maintenance of a compensating balance. At December 31, 2001, the Company was required to maintain a compensating balance of $290.


3.    Investment Securities
      ---------------------

      Available for Sale
      ------------------

      The amortized cost and approximate market values of investment securities available for sale at December 31 are summarized as follows:

                                                                                       2001
                                                           ------------------------------------------------------------
                                                            Amortized        Unrealized      Unrealized         Market
                                                              Cost              Gains          Losses            Value
                                                           -----------      -----------      -----------      ---------
      Mortgage-backed securities                            $  41,043          $ 618           $  (76)        $  41,585
      Collateralized mortgage obligation                        2,000              6             -                2,006
      Mutual funds                                              6,800             14             -                6,814
                                                             --------           ----            -----          --------

                                                            $  49,843          $ 638           $  (76)        $  50,405
                                                             ========           ====            =====          ========

                                                                                       2000
                                                           ------------------------------------------------------------
                                                            Amortized        Unrealized      Unrealized         Market
                                                              Cost              Gains          Losses            Value
                                                           -----------      -----------      -----------      ---------
      U.S. Government Agency obligations                    $   2,000          $   -           $   (1)        $   1,999
      Mortgage-backed securities                               30,705            702             -               31,407
      Marketable equity securities                                747             75             -                  822
                                                             --------           ----            -----          --------

                                                            $  33,452          $ 777           $   (1)        $  34,228
                                                             ========           ====            =====          ========

                                       50

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


3.    Investment Securities (Continued)
      ---------------------------------

      The following table sets forth the maturity distribution of investment securities available for sale at December 31. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         2001                            2000
                                                             --------------------------       ---------------------------
                                                              Amortized         Market         Amortized          Market
                                                                Cost             Value           Cost              Value
                                                             -----------      --------        -----------       ---------
      Within one year                                         $    -           $   -           $    -          $    -
      Due after five years through ten years                      5,384           5,390            2,000           1,999
      Maturing after ten years:
         Mortgage-backed securities
             FNMA participation certificates                     21,949          22,397           27,168          27,804
             FHLMC participation certificates                    13,710          13,798            3,537           3,603
         Collateralized mortgage obligation                       2,000           2,006             -               -
      Mutual funds                                                6,800           6,814             -               -
      Marketable equity securities                                 -               -                 747             822
                                                               --------         -------         --------        --------

                                                              $  49,843        $ 50,405        $  33,452       $  34,228
                                                               ========         =======         ========        ========

      Proceeds from sales of investment securities available for sale during 2001, 2000 and 1999 amounted to $3,642, $9,976 and $4,963, respectively.
      The realized gains and losses on investment securities available for sale, for each of the three years ended December 31, is as follows:

                                                     2001                       2000                     1999
                                            ---------------------      ---------------------    ----------------------
                                             Realized    Realized      Realized    Realized     Realized      Realized
                                               Gains      Losses         Gains      Losses        Gains        Losses
                                            ---------   ---------      ---------   ---------    ---------    ---------

      U.S. Treasury notes                   $   -         $  -          $   -       $  (3)       $   -        $   -
      Mortgage-backed securities                -            -              5          (2)           49           -
      Marketable equity securities             184           (2)           37          (4)           29           -
                                             -----         ----          ----        ----         -----        -----

                                            $  184        $  (2)        $  42       $  (9)       $   78       $   -
                                             =====         ====          ====        ====         =====        =====

      The Company had $214 of investment securities pledged for Treasury, Tax and Loan purposes to the FRB as of December 31, 2001.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


3.    Investment Securities (Continued)
      ---------------------------------

      The following table summarizes the amounts of unrealized gains and losses on investment securities at December 31 which are included in accumulated other comprehensive income within stockholders' equity:

                                                                2001      2000

      Net unrealized gain on available for sale securities     $  562   $  776
      Related income tax benefit                                 (224)    (303)
                                                               ------   ------

                                                               $  338   $  473
                                                               ======   ======

      Held to Maturity
      ----------------

      The amortized cost and approximate market values of investment securities held to maturity at December 31 are summarized as follows:

                                                                                       2001
                                                            ------------------------------------------------------------
                                                             Amortized       Unrealized      Unrealized          Market
                                                               Cost             Gains          Losses             Value
                                                            -----------     -----------      -----------       ---------
      U.S. Government Agency obligations                    $   4,621          $ 181          $    -          $   4,802
      Mortgage-backed securities                               23,127            199               (198)         23,128
      Trust preferred debt securities                           7,595            464                (59)          8,000
                                                             --------           ----           --------        --------

                                                            $  35,343          $ 844          $    (257)      $  35,930
                                                             ========           ====           ========        ========

                                                                                       2000
                                                            ------------------------------------------------------------
                                                             Amortized       Unrealized      Unrealized          Market
                                                               Cost             Gains          Losses             Value
                                                            -----------     -----------      -----------       ---------
      U.S. Government Agency obligations                    $  16,381          $ 120           $  (94)        $  16,407
      Mortgage-backed securities                               10,710             67              (58)           10,719
      Trust preferred debt securities                           3,191             59               (2)            3,248
                                                             --------           ----            -----          --------

                                                            $  30,282          $ 246           $ (154)        $  30,374
                                                             ========           ====            =====          ========

                                       52

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


3.    Investment Securities (Continued)
      ---------------------------------

      The following table sets forth the maturity distribution of investment securities held to maturity at December 31. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               2001                        2000
                                                                     ------------------------     ------------------------
                                                                      Amortized      Market         Amortized      Market
                                                                        Cost          Value           Cost          Value
                                                                     -----------    ---------     -----------     --------
      After one to five years                                         $  4,621      $   4,802     $   2,000      $  1,993
      After five to ten years                                             -              -           12,383        12,466
      Maturing after ten years:
         Mortgage-backed securities:
             FNMA participation certificates                            12,295         12,158         2,940         2,954
             FHLMC participation certificates                            8,149          8,290         4,377         4,429
             GNMA participation certificates                             2,683          2,680         3,393         3,336
         FHLMC debt obligations                                           -              -            1,998         1,948
         Trust preferred debt obligations                                7,595          8,000         3,191         3,248
                                                                       -------       --------      --------       -------

                                                                      $ 35,343      $  35,930     $  30,282      $ 30,374
                                                                       =======       ========      ========       =======


4.    Loans Held for Sale and Gains on Sales of Loans
      -----------------------------------------------

      The following table summarizes the amortized cost and estimated market value of loans held for sale at December 31:

                                                          2001                                  2000
                                           -------------------------------         --------------------------------
                                                                 Estimated                               Estimated
                                             Amortized            Market            Amortized             Market
                                               Cost                Value              Cost                 Value
                                           -----------         -----------         -----------         ------------

      Loans held for sale                   $  14,945           $  14,945           $5,003               $5,003

      The realized gains and losses on mortgage loans sold for each of the three years ended December 31, is as follows:

                                                                                                       Net
                                                      Realized                Realized                Gains
                                                        Gains                  Losses               (Losses)
                                                     ---------               ---------              --------

                     2001                            $    458                $   (15)              $    443
                     2000                                 163                   (310)                  (147)
                     1999                               1,036                     (6)                 1,030


                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


4.    Loans Held for Sale and Gains on Sales of Loans (Continued)
      ----------------------------------------------------------

      Certain loans sold by the Company are subject to repurchase. In the event one of these loans becomes 60 days or more delinquent in the first six months, beginning with the first payment due the purchaser, the Company would be required to repurchase the loan. Total loans sold subject to repurchase were approximately $7,401, $918 and $5,096 at December 31, 2001, 2000 and 1999, respectively.


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

      The Bank is generally prohibited by Massachusetts banking statutes from lending to any one borrower amounts in excess of 20% of stockholders' equity.

      Loans at December 31 are summarized as follows:

                                                                               2001          2000
                                                                             ---------    ---------
      Loans:
         Residential                                                        $  158,898   $  162,680
         Residential owner-occupied construction                                 2,662        1,837
         Land                                                                       26           28
         Commercial real estate                                                  9,622        5,670
         Home equity                                                            67,704       64,974
                                                                             ---------    ---------

                                                                               238,912      235,189
         Less:
             Unadvanced funds on home equity loans                             (35,971)     (33,762)
             Unadvanced funds on owner-occupied construction loans                (671)        (484)
             Deferred loan origination costs, net                                  905          987
             Unearned discount                                                    -             (95)
                                                                             ---------    ---------

                Loans, net                                                     203,175      201,835

      Other loans, net                                                             535        1,302
                                                                             ---------    ---------

                Total loans                                                 $  203,710   $  203,137
                                                                             =========    =========


                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


5.    Loans (Continued)
      -----------------

      In the ordinary course of business, the Company has granted loans to officers, directors and employees on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated borrowers. These loans do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. There were no material related party loans as of December 31, 2001 and 2000.

      The recorded investment in loans for which an impairment has been recognized at December 31, 2001 and 2000 was $14 and $229, respectively. The related allowance for loan losses at December 31, 2001 and 2000 was $7 and $11, respectively. The average recorded investment in impaired loans during 2001 and 2000 was $19 and $45, respectively. Interest income recognized on impaired loans during 2001, 2000 and 1999 was $2, $2 and $71, respectively, all of which was recorded on a cash basis.

      The Company has no material outstanding commitments to lend additional funds to customers whose loans have been placed on non-accrual status or the terms of which have been modified.


6.    Allowance for Loan Losses
      -------------------------

      An analysis of the allowance for loan losses for the years ended December 31, is as follows:

                                                                 2001       2000       1999
                                                              --------   --------   --------

      Balance at beginning of year                            $  1,803   $  1,798   $  1,742
      Provision charged to operations                              100         60        100

      Less loans charged-off                                      (113)       (86)       (81)
      Recoveries on loans previously charged-off                   331         31         37
                                                              --------   --------   --------

      Net recoveries (charge-offs)                                 218        (55)       (44)
                                                              --------   --------   --------

      Balance at end of year                                  $  2,121   $  1,803   $  1,798
                                                              ========   ========   ========

                                       55

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


6.    Allowance for Loan Losses (Continued)
      -------------------------------------

      The allowance for loan losses is allocated as follows:

                                                            2001       2000
                                                          -------    -------
      Commercial real estate                             $    183   $    158
      Residential real estate                               1,183        962
      Home equity and other consumer                          735        669
      Residential owner-occupied construction                  20         14
                                                         --------   --------

      Total allowance                                    $  2,121   $  1,803
                                                         ========   ========

7.    Banking Premises and Equipment

      A summary of banking premises and equipment at December 31 is as follows:

                                                2001        2000
                                              -------      -------
            Land                              $   207      $   207
            Building                            2,101        2,179
            Equipment                           2,245        2,804
            Leasehold improvements                570          793
                                              -------      -------

                                                5,123        5,983
            Less accumulated depreciation      (2,299)      (3,000)
                                              -------      -------

                                              $ 2,824      $ 2,983
                                              =======      =======

      The Company recorded a loss of $234 in 2001 to writedown the unamortized costs of branch leasehold improvements. The Company will abandon such leasehold improvements in 2002 as it moves the branch to a different facility owned by its landlord.

      As of December 31, 2001, the Company was obligated under six non-cancelable operating leases for banking premises. Minimum future rentals under the non-cancelable operating leases are as follows:

             Year ending
            December 31,                                Amount
            -----------                                 ------

                2002                                    $ 269
                2003                                      216
                2004                                      129
                2005                                       78
                2006                                       13

      Rent expense amounted to $277, $248 and $235 for the years ended December 31, 2001, 2000 and 1999, respectively.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


7.    Banking Premises and Equipment (Continued)
      ------------------------------------------

      The Company leased out part of its facility, located in Ipswich, under a non-cancelable lease agreement. Rental income under this lease totaled $51, $69 and $50 for the years ended December 31, 2001, 2000 and 1999, respectively.


8.    Other Real Estate Owned
      -----------------------

      The Company had no recorded investment in other real estate owned at December 31, 2001 and 2000:

      An analysis of activity in other real estate owned for each of the years ended December 31, is as follows:

                                                  2001      2000      1999
                                                 -----    ------    -------

      Balance at beginning of year               $  -     $  111    $   718

      Foreclosures                                  -        -           62
      Net sales proceeds                            -       (110)    (1,009)
      Gains (losses) on sales, net                  -         (1)       340
                                                 -----    ------    -------

      Balance at end of year                     $  -     $  -      $   111
                                                 =====    ======    =======

      An analysis of income for other real estate owned for each of the years ended December 31, is as follows:

                                                  2001      2000      1999
                                                 -----    ------    -------

      Rental income                              $   1    $    4    $     8
      Gains (losses) on sales                       -         (1)       340
      Permitting costs                              (6)       -         (29)
      Foreclosure (expense reimbursement)           -         -         (11)
                                                 -----    ------    -------

                                                 $  (5)   $    3    $   308
                                                 =====    ======    =======


9.     Stock in Federal Home Loan Bank of Boston
       -----------------------------------------

       As a member of the Federal Home Loan Bank of Boston (FHLB of Boston), the Company is required to invest in $100 par value (per share) stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. As and when such stock is redeemed, the Company would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 2001 and 2000, the Company held the required investment of $3,000.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


10.    Mortgage Servicing Rights
       -------------------------

       Loans serviced for others amounted to approximately $13,243, $11,092 and $0 at December 31, 2001, 2000 and 1999, respectively. Net servicing (expense) income amounted to approximately $(46), $(2) and $21 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The following table summarizes the changes in mortgage servicing rights at December 31:

                                                     2001     2000      1999
                                                     ----     ----      ----

       Balance at beginning of year                 $ 225    $-      $    229
       Additions                                       78      229      1,171
       Normal amortization                            (26)      (4)       (86)
       Sale of mortgage servicing rights                -       -      (1,314)
       Write-down of mortgage servicing rights        (58)      -          -
                                                    -----    -----   --------

       Balance at end of year                       $ 219    $ 225   $     -
                                                    =====    =====   ========

       Fair value at end of year                    $ 219    $ 225   $     -
                                                    =====    =====   ========

       During 1999 the Company sold the rights to service approximately $90,000 in loans and recognized a gain of $15 in 2000 and $63 in 1999 as a result of the sale.

      An analysis of the mortgage servicing rights valuation account at December 31 is as follows:

                                                       2001     2000      1999
                                                       ----     ----      ----

       Balance at beginning of year                   $  -     $  -        $  -
       Write-down of servicing rights through charge
          to servicing income                           (58)      -           -
                                                      -----    -----       -----

       Balance at end of year                         $ (58)   $  -        $  -
                                                      =====    =====       =====

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


11.    Deposits
       --------

       Deposits at December 31 are summarized as follows:

                                                           2001          2000
                                                           ----          ----

       Demand deposits (non-interest bearing)           $   26,850   $   22,855
       NOW accounts                                         37,474       34,871
       Savings accounts                                     45,902       39,531
       Money market deposit accounts                        79,806       66,083
       Certificates of deposit                              59,481       73,897
                                                        ----------   ----------

                                                        $  249,513   $  237,237
                                                        ==========   ==========

       Deposits of $100 or more totaled approximately $87,754 and $77,554 at December 31, 2001 and 2000, respectively, of which $12,871 and $16,885 are certificates of deposit in 2001 and 2000, respectively.

      The following table shows the scheduled maturity of certificates of deposit accounts at December 31:

                                             2001                                  2000
                                  ----------------------------          -----------------------------
                                    Amount            Percent            Amount             Percent
                                    ------            -------            ------             -------

       Within one year            $  48,950             82.3 %         $ 58,616                79.3%
       1-2 years                      7,220             12.1             11,846                16.0
       2-3 years                      2,125              3.6              1,495                 2.0
       3-4 years                        850              1.4              1,233                 1.7
       4-5 years                        336               .6                707                 1.0
                                  ---------           -------          --------             -------

                                  $  59,481            100.0 %         $ 73,897               100.0%
                                  =========           =======          ========             =======

      Interest on deposits classified by type for the years ended December 31 is as follows:

                                                   2001       2000       1999
                                                   ----       ----       ----

       NOW accounts                             $    237   $    233   $    176
       Saving accounts                               891        879        868
       Money market deposit accounts               2,793      3,055      2,441
       Certificates of deposit                     3,585      3,885      3,091
                                                =-------   =-------   =-------

                                                $  7,506   $  8,052   $  6,576
                                                ========   ========   ========

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


12.    Borrowed Funds
       --------------

      A summary of Federal Home Loan Bank of Boston advances at December 31, follows:

                                                              2001                                   2000
                                                  --------------------------------       ------------------------------
                                                                       Weighted                               Weighted
                                                                        Average                                Average
                                                    Amount               Rate              Amount               Rate
                                                    ------            -----------          ------           -----------
          Maturity in:
              2001                                $    -                 -  %           $  18,108              6.29%
              2002                                   15,859              3.55               7,000              6.70
              2003                                   14,250              4.60               2,000              6.91
              2004                                    5,250              4.35                -                  -
              2005                                    7,000              6.44               5,000              7.45
              2006                                    3,500              4.72                -                  -
              2011                                    2,000              4.57                -                  -
                                                   --------             -----            --------              ---

                                                  $  47,859              4.50%          $  32,108              6.60%
                                                   ========             =====            ========              ====

       The Company has a total borrowing capacity of $88,800 with the Federal Home Loan Bank of Boston at December 31, 2001. Advances from the Federal Home Loan Bank of Boston are secured by FHLB of Boston stock, a blanket lien on the residential first mortgage loans and investment securities owned by Ipswich Savings Bank.

       Included within interest expense on borrowed funds for the year ended December 31, 2001 is $256 of prepayment penalties, which includes $152 to prepay advances which were scheduled to mature in 2001.


13.    Capital Securities
       ------------------

       In February 2001, the company sponsored the creation of Ipswich Statutory Trust I, (the Trust) a Connecticut statutory trust. The Company is the owner of all of the common securities of the Trust and therefore the Trust is a subsidiary of the Company. On February 22, 2001, the Trust issued $3,500 of 10.2% capital securities and $109 of common securities, the proceeds of which were used by the Trust to acquire $3,609 of the Company's 10.2% Junior Subordinated Deferrable Interest Debentures due February 22, 2031, which, with related accrued income, constitute the sole assets of the Trust. The Company has the right, subject to certain conditions, to redeem the debentures on or after February 22, 2001 at a redemption price specified in the indenture.

       The company has fully and unconditionally guaranteed all of the obligations of the Trust, but only to the extent of funds held in the Trust. The capital securities are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures. The costs of issuance of the trust preferred securities was approximately $150, and is included in other assets on the consolidated balance sheet, net of accumulated amortization. The costs are being amortized over the life of the securities.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


14.    Income Taxes
       ------------

      The components of income tax expense for each of the years ended December 31, are as follows:

                                         2001        2000          1999
                                       -------     -------      -------

       Federal income tax expense:
          Current                      $ 1,386     $ 1,229      $ 1,204
          Deferred                          73          36           91

       State income tax expense:
          Current                           43          50           32
          Deferred                           9          12          118

       Change in valuation reserve        --          (190)        (121)
                                       -------     -------      -------

                                       $ 1,511     $ 1,137      $ 1,324
                                       =======     =======      =======

      A reconciliation of expected tax expense at the statutory federal income tax rate to income before income taxes, is as follows:

                                                                2001                   2000                   1999
                                                        -------------------     -------------------    -------------------
                                                                      % of                   % of                   % of
                                                                     Pretax                 Pretax                 Pretax
                                                          Amount     Income      Amount     Income      Amount     Income
                                                          ------     ------      ------     ------      ------     ------
       Computed expected tax expense at
          statutory rate                                 $ 1,468      34.0 %    $1,289       34.0%     $1,568       34.0 %
       Items affecting the federal income
          tax rate:
              State income taxes, net of
                 federal tax benefit                          34        .8          41        1.1          99        2.1
              Other                                            9        .2          (3)      (0.1)       (222)      (4.8)
              Reduction in valuation reserve                -       -             (190)      (5.0)       (121)      (2.6)
                                                          ------   -------       -----    -------       ------    ------

                                                         $ 1,511      35.0%     $1,137       30.0%     $1,324       28.7%
                                                          ======   =======       =====    =======       =====     ======


                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


14.    Income Taxes (Continued)

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                             2001         2000
                                                           -------      -------
Deferred tax asset:
   Loan loss reserves                                      $   860      $   720
   Other real estate owned                                       8           17
   Net operating loss carryforward                              92          138
   Alternative minimum tax credit                               40           40
   Business credits carryforward                               425          425
   All other                                                   103           80
                                                           -------      -------

       Total gross deferred tax asset                        1,528        1,420

   Less valuation reserve                                     (235)        (235)
                                                           -------      -------

          Net deferred tax asset                             1,293        1,185

Deferred tax liabilities:
   Difference between book and tax carrying value of
       investment securities                                   224          303
   Banking premises and equipment, due to depreciation
       differences                                             324          324
   Servicing asset and deferred costs                          809          613
   Carrying basis of limited partnerships                      610          617
                                                           -------      -------

       Total gross deferred tax liability                    1,967        1,857
                                                           -------      -------

       Net deferred tax liability                          $  (674)     $  (672)
                                                           =======      =======


       Management believes the existing net deductible temporary differences that give rise to the net deferred income tax asset will reverse in periods the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which off-setting gross taxable temporary differences are expected to reverse. Management believes that it is more likely than not that the net deferred income tax asset, including the net operating loss carryforward, at December 31, 2001 will be realized through the use of the on-going earnings capabilities of the Company.

       It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


14.    Income Taxes (Continued)
       ------------------------

       As of December 31, 2001, the Company had a net operating loss carry-forward for federal tax purposes of $271 expiring in 2007. Tax credit carry-forwards of approximately $425 expire in years 2003 through 2007.

       The 1993 Common Stock Offering resulted in a change in control for income tax purposes. As a result, the net operating loss and tax credit carry-forwards are limited so that only $136 per year can be utilized to offset taxable income generated during the years in the carry-forward period which expires in 2007.

       The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $670, none of which has been recognized in the financial statements. The use of this amount for purposes other than to absorb losses on loans would result in taxable income and financial statement tax expense at the then current tax rate. These reserves are also subject to recapture should the Company's assets exceed $500,000.


15.    Stockholders' Equity
       --------------------

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.

       The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2001 and 2000. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

       The Company is also subject to similar capital adequacy requirements and the regulatory requirements of federal banking agencies.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


15.    Stockholders' Equity (Continued)
       --------------------------------

       The actual capital amounts and ratios and minimum required amounts and ratios for the Company and the Bank as of December 31, 2001 and December 31, 2000 are presented in the following tables:

                                                                                                              To be
                                                                                                          Well Capital-
                                                                                                           ized Under
                                                                                    For Capital            Prompt Cor-
                                                                                     Adequacy            rective Action
                                                               Actual                Purposes              Provisions
                                                          -----------------      -----------------      -----------------
                                                           Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                           ------     -----       ------     -----       ------     -----
       As of December 31, 2001
       -----------------------
       Total capital (to risk-weighted assets)
          Company                                        $ 20,380     11.56 %   $ 14,109      8.00%     $ 17,636    10.00%
          Bank                                             19,478     11.05       14,097      8.00        17,621    10.00
       Tier I capital (to risk-weighted assets)
          Company                                        $ 18,259     10.35 %   $  7,054      4.00%     $ 10,581     6.00%
          Bank                                             17,357      9.85        7,049      4.00        10,573     6.00
       Tier I capital (to average assets)
          Company                                        $ 18,259      5.76%    $ 12,680      4.00%     $ 15,850     5.00%
          Bank                                             17,357      5.55       12,505      4.00        15,630     5.00

       As of December 31, 2000
       -----------------------
       Total capital (to risk-weighted assets)
          Company                                        $ 16,398     11.53%    $ 11,377      8.00%     $ 14,221    10.00%
          Bank                                             16,638     11.72       11,358      8.00        14,197    10.00
       Tier I capital (to risk-weighted assets)
          Company                                        $ 14,623     10.28%    $  5,688      4.00%     $  8,533     6.00%
          Bank                                             14,863     10.47        5,679      4.00         8,518     6.00
       Tier I capital (to average assets)
          Company                                        $ 14,623      5.04%    $ 11,614      4.00%     $ 14,518     5.00%
          Bank                                             14,863      5.14       11,560      4.00        14,451     5.00

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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


16.    Benefit Plans
       -------------

       Management Compensation Plan
       ----------------------------

       The Company has a Management Incentive Compensation Plan as a means of recognizing achievement on the part of its Senior Management and certain other officers of the Company.

       Incentive awards are determined according to a formula based upon the Company's return on average stockholders' equity in the calendar year as compared with a group of peer banks, as well as the individual participant's performance. Awards are paid as a bonus, calculated as a percentage of an individual officer's salary within the limitations of the plan. Bonus expense totaled $169, $110 and $150 during years ended December 31, 2001, 2000 and 1999, respectively.

       401(k) Plan
       -----------

       The Company has a 401(k) savings plan covering all salaried employees who become eligible to participate upon attaining the age of 21 and completing ninety days of continuous service. Participants may contribute from 1% to 15% of their pretax compensation. The Company matches participants' contributions at the rate of 50% of the first 6% of compensation contributed by the employee after one year of continuous service. Such matching contributions, which are fully vested when made, amounted to $51, $52 and $49 during the years ended December 31, 2001, 2000 and 1999, respectively.

       Split Dollar Agreement and Irrevocable Insurance Trust
       ------------------------------------------------------

       The Company has a split dollar agreement and irrevocable insurance trust agreement for the President of the Company whereby the Company may contribute to the trust an amount necessary to permit the trust to pay the premiums due under the policy. The retirement expense related to this contribution totaled $60 for each of the years ended December 31, 2001, 2000 and 1999.

       Stock Option Plans
       ------------------

       At December 31, 2001, the Company had three stock option plans. Under the 1992 Stock Option Plan, the Company may grant options to its officers and other employees for up to 230,000 shares of common stock. Under the 1996 Stock Incentive Plan, the Company may grant options to its officers, directors and other employees for up to 118,000 shares. Under the 1998 Stock Incentive Plan, the Company may grant options to its officers, directors and other employees for up to 100,000 shares. Both incentive stock options and non-qualified stock options may be granted under all three plans. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years under all plans. The vesting of option grants are at the discretion of the Compensation Committee of the Board of Directors.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


16.    Benefit Plans (Continued)
       -------------------------

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

                                                                       2001       2000       1999
                                                                       ----       ----       ----

       Net income                             As reported           $  2,808   $  2,655   $  3,289
                                              Pro forma                2,795      2,627      3,141

       Basic earnings per share               As reported            $  1.40       1.12      $1.33
                                              Pro forma                 1.39       1.10       1.29

       Diluted earnings per share             As reported            $  1.37       1.10      $1.29
                                              Pro forma                 1.36       1.09       1.24

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

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2001       2000        1999
                                              ----       ----        ----

          Dividend yield                      3.4%        1.5%        2.5%
          Expected volatility                17.8%       30.5%       23.0%
          Risk-free interest rates            4.7%        4.7%        6.7%
          Expected lives                  10 years (1)  10 years    10 years

       The weighted average fair values of options granted during 2001, 2000 and 1999 were $1.81, $3.40 and $2.83, respectively.



      (1) Except for 10,389 options granted during 2001 that have a contractual life of five years.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


16.    Benefit Plans (Continued)
       -------------------------

       A summary of the status of the Company's three stock options plans as of December 31 and changes during the years ending on those dates is presented below:

                                                        2001                       2000                       1999
                                             -------------------------   ------------------------    ------------------------
                                                            Weighted-                   Weighted-                  Weighted-
                                               Shares        Average       Shares        Average       Shares       Average
                                                Under       Exercise        Under       Exercise        Under      Exercise
                                               Option         Price        Option         Price        Option        Price
                                             ---------     ----------     ---------   -----------    ---------    -----------
      Outstanding at
          beginning of year                    158,651       $8.69          219,051   $ 9.82           251,442      $ 5.43
          Granted                               65,600       10.02            6,400     8.34           105,750       10.25
          Exercised                             (4,976)       6.21             (125)    6.20          (133,141)       1.80
          Cancelled                               -           -             (61,550)   12.67              -           -
          Forfeited                             (8,250)       9.72           (5,125)    8.94            (5,000)      11.33
                                               -------                      -------                   --------

       Outstanding at end of year              211,025       $9.12          158,651   $ 8.69           219,051      $ 9.82
                                              ========                      =======                   ========

       Options exercisable at year end         192,584       $9.00          140,698   $ 8.55           192,210      $ 9.71

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                                   Options Outstanding                          Options Exercisable
                                     -------------------------------------------------    ------------------------------
                                                           Weighted
                                                            Average          Weighted-                         Weighted-
                                                           Remaining          Average                           Average
           Range of                      Number           Contractual        Exercise         Number           Exercise
        Exercise Prices                Outstanding       Life (Years)          Price        Exercisable          Price
        ---------------                -----------       ------------      -----------      -----------      -----------
       $1.00                                1,500             1.9          $   1.00             1,500         $   1.00
       $5.75                               45,300             5.0              5.75            45,300             5.75
       $8.00                                1,975             8.5              8.00               962             8.00
       $9.3125 to 10.25                   146,661             8.0             10.02           133,134            10.04
       $10.5875                            10,389             4.1             10.5875          10,389          10.5875
       $11.70                                 500             9.5             11.70               125            11.70
       $12.86                               4,700             9.9             12.86             1,174            12.86
                                          -------                                             -------

                                          211,025                                             192,584
                                         ========                                             =======

       Employment and Severance Agreements
       -----------------------------------

       The Company's President, the clerk of the corporation and five other senior officers have entered into agreements with the Company which provide for severance and other benefits in the event of a change in control of the Company under specific situations.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


16.    Benefit Plans (Continued)
       -------------------------

       Directors' Deferred Compensation Plan
       -------------------------------------

       The Company has a directors' deferred compensation plan whereby the directors accrue deferred compensation in the form of common stock units. The accumulated deferred compensation, which has been recorded as additional paid-in capital, was $106, $89 and $55 at December 31, 2001, 2000 and 1999 representing 10,228, 8,545 and 4,573 stock units, respectively. The stock units have been treated as common stock for the purposes of calculating both basic and diluted earnings per share.

       Director Recognition and Retirement Plan
       ----------------------------------------

       The Company has a Director Recognition and Retirement Plan as a means of recognizing and retaining the valuable services of its Directors. The Plan provides that if a Director should at any time cease to serve as a member of the Board of Directors of the Bank for any reason, the Bank will immediately pay to the Director in one lump sum an amount equal to tow times the highest annual aggregate compensation paid too or for the benefit of the Director for his or her service on the Board during the them most recently concluded three calendar years. The Plan provides for payment of benefits in the event of a change in control of the Company under specific situations. The Company accrued $80 in 2001 for payment under the plan.


17.    Earnings Per Share (EPS)
       ------------------------

       The following tables represent a reconciliation of the numerators and denominators for the basic and diluted per share computation for earnings for the years ended December 31, 2001, 2000 and 1999, respectively:

                                                         Shares
                                        Income        (Denominator       Per-Share
                                      (Numerator)     in thousands)       Amount
                                      ----------      ------------       --------
       2001
       Basic EPS                       $ 2,808             2,006           $1.40
       Effect of stock options            -                   43              -
                                        ------           -------            ----
       Diluted EPS                     $ 2,808             2,049           $1.37
                                        ======           =======            ====

       2000
       Basic EPS                       $ 2,655             2,379           $1.12
       Effect of stock options            -                   25              -
                                        ------           -------            ----
       Diluted EPS                     $ 2,655             2,404           $1.10
                                        ======           =======            ====

       1999
       Basic EPS                       $ 3,289             2,480           $1.33
       Effect of stock options            -                   63              -
                                        ------           -------            ----
       Diluted EPS                     $ 3,289             2,543           $1.29
                                        ======           =======            ====


                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


18.    Financial Instruments with Credit Risk and Off-Balance Sheet Risk,
       ------------------------------------------------------------------
       Commitments and Contingencies
       -----------------------------

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

       Financial instruments with off-balance sheet risk at December 31, are as follows:

                                                                                                      2001          2000
                                                                                                      ----          ----
       Commitments to originate residential loans                                                 $   11,651   $    3,354
       Commitments to originate commercial loans                                                       1,996         -
       Unused lines of credit on home equity loans                                                    35,971       33,762
       Unadvanced portions of residential owner-occupied construction loans                              671          484
       Unused lines of credit on overdraft protection, personal lines of credit
          and credit cards                                                                               586        3,151
       Commitments to sell loans                                                                       6,073        4,156
       Standby letters of credit                                                                          10           10

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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


18.    Financial Instruments with Credit Risk and Off-Balance Sheet Risk,
       ------------------------------------------------------------------
       Commitments and Contingencies Continued)
       ----------------------------------------

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

       As of December 31, 2001 and 2000, the Company had identified $14,020 and $5,003, respectively, of loans to fulfill the outstanding commitments at weighted average rates which will satisfy the commitments without loss to the Company.


19.    Condensed Parent Information
       ----------------------------

       Condensed financial statements for Ipswich Bancshares, Inc. at December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000.

                                                        2001         2000
                                                       -------     -------
     Balance Sheet

     Assets
     Cash (deposited with subsidiary)                  $ 1,298     $    11
     Investment in subsidiaries                         17,699      15,359
     Other assets                                          145        --
                                                       -------     -------

        Total assets                                   $19,142     $15,370
                                                       =======     =======

     Liabilities and Stockholders' Equity
     Accrued expenses and other liabilities            $   414     $   251
     Capital securities                                  3,609        --
     Stockholders' equity                               15,119      15,119
                                                       -------     -------

        Total liabilities and stockholders' equity     $19,142     $15,370
                                                       =======     =======

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)

19.    Condensed Parent Information (Continued)
       ----------------------------------------

Statement of Income                                                              2001        2000
--------------------                                                           -------      ------
Income:
   Dividends from banking subsidiary                                           $   576      $ 4,659
   Other                                                                            10            1
                                                                               -------      -------
      Total income                                                                 586        4,660

Expenses:
   Other expenses                                                                  417           27
                                                                               -------      -------
      Total expenses                                                               417           27
                                                                               -------      -------

   Income before income tax (expense) benefit and equity in
      undistributed net income of subsidiary                                       169        4,633
   Income tax (expense) benefit                                                    138          (15)
                                                                               -------      -------

   Income before equity in undistributed net income of subsidiary                  307        4,618
   Equity in undistributed net income of subsidiary                              2,501       (1,963)
                                                                               -------      -------

      Net income                                                               $ 2,808      $ 2,655
                                                                               =======      =======

Statement of Cash Flows Cash flows from operating activities:
   Net income                                                                  $ 2,808      $ 2,655
   Adjustments to reconcile net income to net cash provided by operations:
      Undistributed earnings of subsidiary                                      (2,501)       1,963
      Other                                                                         49           74
                                                                               -------      -------

      Net cash provided by operating activities                                    356        4,692

Cash flows from investing activities:
   Purchase of investment in subsidiary                                           (109)        --

Cash flows from financing activities:
   Proceeds from issuance of common stock and rights                                48           35
   Purchase of treasury stock                                                   (1,729)      (4,054)
   Proceeds from issuance of long-term debt                                      3,609         --
   Dividends paid to stockholders                                                 (888)        (952)
                                                                               -------      -------

      Net cash provided (used) by financing activities                           1,040       (4,971)
                                                                               -------      -------

      Net increase (decrease) in cash                                            1,287         (279)

Cash, beginning of year                                                             11          290
                                                                               -------      -------

Cash, end of year                                                              $ 1,298      $    11
                                                                               =======      =======

                                       71

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


20.    Fair Value of Financial Instruments
       -----------------------------------

       SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

       Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates their relative book values at December 31, 2001 and 2000, as these financial instruments have short maturities.

       Available for Sale and Held to Maturity Securities - The fair value of available for sale and held to maturity securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers at or near December 31, 2001 and 2000.

       Stock in Other Financial Institutions - This financial instrument does not have a market nor is it practical to estimate the fair value without incurring excessive costs.

       Loans Held for Sale and Forward Commitments - The fair value of loans held for sale approximates its relative book value at December 31, 2001 and 2000.

       Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic, lending conditions and the effects of estimated prepayments.

       Fair values for significant non-performing loans are based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and historical information.

       Accrued Interest Receivable - The fair market value of this financial instrument approximates the book value as this financial instrument has a short maturity. It is the Company's policy to stop accruing interest on loans past due by more than ninety days. Therefore this financial instrument has been adjusted for estimated credit loss.

       Deposits and Mortgagors' Escrows - The fair value of deposits, with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, money market and checking accounts, and mortgagors' escrows, is equal to the amount payable on demand as of December 31, 2001 and 2000. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

       Borrowed Funds - The fair value of the Company's borrowings with the FHLB is estimated by discounting the cash flows through maturity or the next repricing date based on current rates available to the Company for borrowings with similar maturities.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


20.    Fair Value of Financial Instruments (Continued)
       -----------------------------------------------

       Commitments to Originate Loans - The fair value of commitments to extend credit cannot be reasonably estimated without incurring excessive costs as the Company does not charge fees for such commitments and there is no ready market for this financial instrument.

       Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


20.    Fair Value of Financial Instruments (Continued)
       -----------------------------------------------

       The following table presents the estimated fair value of the Company's significant financial instruments at December 31:

                                                                           2001                        2000
                                                               --------------------------    -------------------------
                                                                 Carrying       Estimated     Carrying      Estimated
                                                                   Value       Fair Value       Value      Fair Value
                                                                   -----       ----------       -----      ----------
       Financial assets:
          Cash and cash equivalents                            $   10,937      $  10,937     $    8,836    $    8,836
          Available for sale securities                            50,405         50,405         34,228        34,228
          Held to maturity securities                              35,343         35,930         30,282        30,374
          Stock in other financial institutions                     3,253          3,253          3,253         3,253
          Loans held for sale                                      14,945         14,945          5,003         5,003
          Loans, net                                              201,589        202,741        201,334       202,278
          Accrued interest receivable                               1,251          1,251          1,435         1,435

       Financial liabilities:
          Deposits (with no stated maturity)                      190,032        190,032        163,340       163,340
          Time deposits                                            59,481         60,283         73,897        74,192
          Mortgagors' escrow accounts                               1,148          1,148            972           972
          Borrowed funds                                           47,859         48,380         32,108        32,360


21.    Quarterly Results of Operations (Unaudited)
       -------------------------------------------

                                                             2001 Quarters                           2000 Quarters
                                                 -------------------------------------  ---------------------------------------
                                                  Fourth     Third    Second     First    Fourth     Third   Second     First
                                                  ------     -----    ------     -----    ------     -----   ------     -----
       Interest and dividend income              $ 4,889   $ 4,900   $ 4,802   $ 5,013  $   5,171  $  5,114  $  4,969  $  4,675
       Interest expense                            2,198     2,335     2,520     2,767      2,888     2,866     2,763     2,477
                                                  ------    ------    ------    ------   --------   -------   -------   -------

       Net interest and dividend income            2,691     2,565     2,282     2,246      2,283     2,248     2,206     2,198
       Provision for loan losses                     (25)      (25)      (25)      (25)       (15)      (15)      (15)      (15)
       Non-interest income                           817       742       829       567        460       370       478       428
       Non-interest expense                       (2,364)   (2,084)   (2,079)   (1,793)    (1,733)   (1,654)   (1,674)   (1,758)
                                                  ------    ------    ------    ------   --------   -------   -------   -------

       Income before income taxes                  1,119     1,198     1,007       995        995       949       995       853
       Income tax expense                           (391)     (420)     (352)     (348)      (348)     (332)     (351)     (106)
                                                  ------    ------    ------    ------   --------   -------   -------   -------

       Net income                                $   728   $   778   $   655   $   647  $     647  $    617  $    644  $    747
                                                  ======    ======    ======    ======   ========   =======   =======  ========

       Basic earnings per share                  $   .37   $   .39   $   .32   $   .32  $     .30  $    .26  $    .26  $    .30
                                                  ======    ======    ======    ======   ========   =======   =======  ========


       Diluted earnings per share                $   .36   $   .38   $   .32   $   .31  $     .30  $    .26  $    .26  $    .29
                                                  ======    ======    ======    ======   ========   =======   =======  ========

       Cash dividends declared per share         $   .17   $   .11   $   .11   $   .11  $     .11  $    .10  $    .10  $    .10
                                                  ======    ======    ======    ======   ========   =======   =======  ========


       Quarterly figures may not total to the full year amount due to rounding.

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
       (All Dollar Amounts Expressed in Thousands, Except Per Share Data)


22.    Subsequent Event
       ----------------

       On February 26, 2002, the Board of Directors of the Company approved an Agreement and Plan of Merger between Banknorth Group, Inc. (Banknorth) and Ipswich Bancshares, Inc. whereby Banknorth will acquire the Company for $41.1 million, or $20.50 per share of Company stock, payable in cash or in equivalent shares of Banknorth stock, at the option of each stockholder, subject to limitations intended to ensure that 51% of the outstanding common stock of the Company will be converted into the right to receive Banknorth common stock and 49% of the outstanding common stock of the Company will be converted into the right to receive cash.

       The transaction is subject to the approval of the Company's shareholders and various state and federal regulatory bodies.

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

                                     PART IV
                                     -------

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements and Schedules

       (1)    Financial Statements for 2001, 2000 and 1999.
              See Item 8 of this Report.

(b)    Reports on Form 8-K

       (1) No Reports on Form 8-K were filed during the last quarter of 2001.

(c)    Exhibits

         2.1 Agreement and Plan of Merger, dated as of February 26, 2002, between Banknorth Group, Inc. and the Company is incorporated by reference from Exhibit 2.1 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

         2.2 Plan of Reorganization and Acquisition dated as of February 17, 1999 between the Company and Ipswich Savings Bank incorporated by reference to the Company's Form 8-K filed on July 9, 1999.

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

        *10.12 Severance Agreement dated August 8, 2000 between Ipswich Savings Bank and Mark E. Foley is incorporated by reference herein from the Company's September 30, 2000 Form 10-Q.

*10.13(a) Amended and Restated Split Dollar Agreement dated May 18, 1999 among
    Ipswich Savings Bank, Eastern Bank and David L. Grey is incorporated by reference herein from the Company's June 30, 1999 Form 10-Q.

        *10.13(b) Amended and Restated Ipswich Irrevocable Insurance Trust dated as of May 18, 1999 by and between Ipswich Savings Bank and Eastern Bank is incorporated by reference herein from the Company's June 30, 1999 form 10-Q.

         10.14 Contract with Bank's data processor dated August 31, 2001 is incorporated by reference herein from the Company's September 30, 2001 Form 10-Q.

        *10.15 1992 Incentive and Non-Qualified Stock Option Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

        *10.16 1996 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

        *10.17 1998 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

        *10.18 Deferred Compensation Plan for Directors incorporated by reference to the Company's Form S-8 filed on July 22, 1999.

         10.19 Form of Stock Option Agreement between Banknorth Group, Inc. (as grantee) and the Company (as issuer) is incorporated by reference from Exhibit 10.1 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

         10.20 Form of Shareholder Agreement between each director of the Company and Banknorth Group, Inc. is incorporated by reference from Exhibit 10.2 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

        *10.21 Form of Termination Agreement by and among Banknorth, the Company, Ipswich Savings Bank, Eastern Bank, as Trustee, and David L. Grey is incorporated by reference from Exhibit 10.3 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

        *10.22 Form of Employment and Noncompetition Agreement between Banknorth Group, Inc. and David L. Grey is incorporated by reference from Exhibit 10.4 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

        *10.23 Severance Agreement dated November 6, 2001 between Ipswich Savings Bank and Philip Bryan.

        *10.24 Severance Agreement dated November 8, 2001 between Ipswich Savings Bank and Kevin Dean.

         10.25 Contract dated April 6, 2000 with U.S. Bancorp for ATM processing services is incorporated by reference to the Company's March 31, 2000 Form 10-Q.

        *10.26 Split Dollar Agreement and Collateral Assignment dated July 20, 2000 and March 30, 2001, respectively, between Ipswich Savings Bank and Francis Kenney is incorporated by reference herein from the Company's March 31, 2001 Form 10-Q.

         (11) A statement regarding the computation of earnings per share is included in the notes to consolidated financial statements.

         (12)     Not applicable.

         (21)     Subsidiaries - Ipswich Savings Bank, Ipswich Statutory Trust
                  I.

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

                                          IPSWICH BANCSHARES, INC.

DATE: March 27, 2002                      By:  /s/ David L. Grey
                                               -----------------
                                               David L. Grey,
                                               President and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

        SIGNATURE                          TITLE                      DATE
        ---------                          -----                      ----

By: /s/    David L. Grey        President, Chief Executive       March 27, 2002
    --------------------        Officer, and Director
           David L. Grey        (Principal Executive Officer)


By: /s/    Francis Kenney       Senior Vice President,
    ---------------------       Treasurer, and Chief Financial   March 27, 2002
           Francis Kenney       Officer (Principal Financial
                                Officer, Principal
                                Accounting Officer)


By: /s/ William M.Craft         Director                         March 27, 2002
    -------------------
        William M. Craft


By: /s/ Thomas A. Ellsworth     Director                         March 27, 2002
    -----------------------
        Thomas A. Ellsworth


By:                             Director
    --------------------
        William E. George


By: /s/ John H. Morrow          Director                         March 27, 2002
    ------------------
        John H. Morrow


By: /s/ Lawrence J. Pszenny     Director                         March 27, 2002
    -----------------------
        Lawrence J. Pszenny


By: /s/ William J. Tinti        Director                         March 27, 2002
    --------------------
        William J. Tinti


                                                             INDEX TO EXHIBITS

         ITEM                                                                                                   PAGE
         ----                                                                                                   ----

         2.1      Agreement and Plan of Merger, dated as of February 26, 2002, between Banknorth Group, Inc. and the Company is incorporated by reference from Exhibit 2.1 of Banknorth's Current Report on
                  Form 8-K filed February 28, 2002 (File No. 0-16947).                                             *

         2.2      Plan of Reorganization and Acquisition dated as of February 17, 1999 between the Company and Ipswich Savings Bank incorporated by
                  reference to the Company's Form 8-K filed on July 9, 1999.                                       *

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

       *10.12     Severance Agreement dated August 8, 2000 between Ipswich Savings Bank and Mark E. Foley is incorporated by reference herein from the Company's
                  September 30, 2000 Form 10-Q.                                                                    *

       *10.13(a)  Amended and Restated Split Dollar Agreement dated May 18, 1999 among
                  Ipswich Savings Bank, Eastern Bank and David L. Grey is incorporated by
                  reference herein from the Company's June 30, 1999 Form 10-Q.                                     *

       *10.13(b)  Amended and Restated Ipswich Irrevocable Insurance Trust dated as of May 18, 1999 by and between Ipswich Savings Bank and
                  Eastern Bank is incorporated by reference herein from the
                  Company's June 30, 1999 form 10-Q.                                                               *

        10.14     Contract with Bank's data processor dated August 31, 2001 is incorporated by
                  reference herein from the Company's September 31, 2001 Form 10-Q.                                *

       *10.15     1992 Incentive and Non-Qualified Stock Option Plan incorporated by reference
                  to the Company's Registration Statement on Form S-8 filed on July 22, 1999.                      *

       *10.16     1996 Stock Incentive Plan incorporated by reference to the Company's
                  6Registration Statement on Form S-8 filed on July 22, 1999.                                      *

       *10.17     1998 Stock Incentive Plan incorporated by reference to the Company's
                  Registration Statement on Form S-8 filed on July 22, 1999.                                       *

       *10.18     Deferred Compensation Plan for Directors incorporated by reference to the
                  Company's Form S-8 filed on July 22, 1999.                                                       *

        10.19     Form of Stock Option Agreement between Banknorth Group, Inc. (as grantee)
                  and the Company (as issuer) is incorporated by reference from Exhibit 10.1 of Banknorth's Current Report on Form 8-K filed February 28, 2002
                  (File No. 0-16947).                                                                              *

        10.20     Form of Shareholder Agreement between each director of the Company and Banknorth Group, Inc. is incorporated by reference from Exhibit 10.2 of
                  Banknorth's Current Report on Form 8-K filed February 28, 2002
                  (File No. 0-16947).                                                                              *


       *10.21     Form of Termination Agreement by and among Banknorth, the Company,
                  Ipswich Savings Bank, Eastern Bank, as Trustee, and David L.
                  Grey is incorporated by reference from Exhibit  10.3 of Banknorth's
                  Current Report on Form 8-K filed February 28, 2002
                  (File No. 0-16947).                                                                              *

       *10.22     Form of Employment and Noncompetition Agreement between
                  Banknorth Group, Inc. and David L. Grey is incorporated by reference from Exhibit 10.4 of Banknorth's Current Report on Form 8-K filed
                  February 28, 2002 (File No. 0-16947).                                                            *

       *10.23     Severance Agreement dated November 6, 2001 between
                  Ipswich Savings Bank and Philip Bryan.                                                          84

       *10.24     Severance Agreement dated November 8, 2001 between Ipswich
                  Savings Bank and Kevin Dean.                                                                    84

        10.25     Contract dated April 6, 2000 with U.S. Bancorp for ATM processing
                  services is incorporated by reference to the Company's March 31, 2000 Form 10-Q.                 *

       *10.26     Split Dollar Agreement and Collateral Assignment dated July
                  20, 2000 and March 30, 2001, respectively, between Ipswich
                  Savings Bank and Francis Kenney is incorporated by reference
                  herein from the Company's March 31 2001 Form 10-Q.                                               *

        (11)      A statement regarding the computation of earnings per share is included in
                  the notes to consolidated financial statements.                                                  *

        (12)      Not applicable.                                                                                  *

        (21)      Subsidiaries - Ipswich Savings Bank, Ipswich Statutory Trust I.

        (23)      Consent of Baker Newman & Noyes, LLC.



     * Denotes management contract or compensation plan.