Form 10-K/A
period 2001-12-31
IPSWICH BANCSHARES INC
filed 2002-04-30
CIK 1089857

FORM 10-K/A NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Fiscal Year Ended                  Commission File Number
              December 31, 2001                              0-26663
--------------------------------------           -----------------------------

                            Ipswich Bancshares, Inc.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                Massachusetts                              04-3459169
----------------------------------------------         -------------------------
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                         Identification No.)

             23 Market Street
          Ipswich, Massachusetts                              01938
--------------------------------------------       -----------------------------
  (Address of principal executive offices)                  (Zip Code)

                  Registrant's telephone number: (978) 356-7777
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of Each Exchange
             Title of Each Class                   on Which Registered
------------------------------------------     ---------------------------------
         Common Stock, $.10 par value            Nasdaq National Market


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 19, 2002 as reported by the Nasdaq National Market, was approximately $30,735,768.

     As of March 19, 2002, the Registrant had outstanding 1,934,474 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

        THE FOLLOWING ITEMS ARE INCLUDED HEREIN: ITEMS 10, 11, 12 AND 13

EXPLANATION FOR THIS AMENDMENT:

     The Annual Report on Form 10-K of Ipswich Banshares, Inc. ("Ipswich") for Ipswich's fiscal year ended December 31, 2001 (the "2001 Form 10-K") is being amended hereby to include the items and exhibits listed below:

Item           Description

Item  8.       Financial Statements and Supplementary Financial Data

Item 10.       Directors and Executive Officers of the Registrant

Item 11.       Executive Compensation

Item 12.       Security Ownership of Certain Beneficial Owners and Management

Item 13.       Certain Relationships and Related Transactions

     Ipswich's 2001 Form 10-K, as originally filed with the Securities and Exchange Commission (the "Commission") on March 29, 2002, incorporated into such form the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Ipswich's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement will not be filed with the Commission within 120 days of the close of Ipswich's fiscal year ended December 31, 2001. In addition, the independent auditors report included in Ipswich's 2001 Form 10-K did not include the name of their independent auditors. Accordingly, the 2001 Form 10-K is being amended hereby to include the information that was originally expected to be incorporated by reference and to include an auditors' report that identifies Ipswich's independent auditors.

THE AMENDMENT:

Item 8.  Financial Statements and Supplementary Financial Data


               Baker Newman & Noyes Limited Liability Company
                          Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT

The Board of Director
Ipswich Bancshares, Inc

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



                                                      /s/ Baker Newman & Noyes
                                                      ------------------------
                                                      Baker Newman & Noyes
                                                      Limited Liability Company
Portland, Maine
January 25, 2002 (except note 22, as to
       which the date is February 26, 2002)



     Items 10, 11, 12 and 13 in Part III of the 2001 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors and Nominees

     The following table sets forth certain information (as of April 16, 2002) regarding the current directors of Ipswich and the nominees for director.


   Name                       Age        Director Since*      Expiration of Term
   William M. Craft            60              1992                  2003
   Thomas A. Ellsworth         63              1992                  2004
** William E. George           69              1991                  2002
   David L. Grey               48              1989                  2003
   John H. Morrow              69              1990                  2003
** Lawrence J. Pszenny         58              1991                  2002
   William J. Tinti            62              1998                  2004
_____________________

* Includes service as a trustee of Ipswich Savings Bank ("Ipswich Bank") prior to its conversion from the mutual to stock form of ownership on May 25, 1993 (the "Conversion") and as a director of Ipswich Bank from the date of the Conversion to the establishment of Ipswich as the holding company of Ipswich Bank on July 1, 1999. All directors of Ipswich are also directors of Ipswich Bank.

**   Nominees.


     The principal occupation of each director and nominee for director for at least the past five years is set forth below.

     William M. Craft is Senior Partner at the Eaton Cummings Group, a strategic planning and management consulting group. From 1973 until 1998, Dr. Craft was associated with Bunker Hill Community College (Boston, Massachusetts), where he served as the Vice President for Planning and Development from 1990 until 1998. Dr. Craft has been a member of the Town of Ipswich Finance Committee since 1976 and served as Chairman from 1986 to 1992. Since April 1996, Dr. Craft has served as a consultant to the American Management Association. He is also a former director of the Ipswich Historical Society.

     Thomas A. Ellsworth was with ITT Sheraton Corporation (Boston, Massachusetts) from 1965 until 1992, serving from 1980 as Senior Vice President and Director of Real Estate. Currently he is a principal of PKF Hospitality Investments (Essex, Massachusetts), a consulting and brokerage firm specializing in hotels and resort real estate. He serves on the Chairman's Committee of the Trustees of Reservations and the Board of Directors of the Essex County Greenbelt and is a Trustee of the Massachusetts Land Conservation Trust.

     William E. George held executive sales and marketing positions throughout his 37-year career in the metal distribution industry. The most extensive part of this service was with the Zurbach Steel Corp. (Salem, New Hampshire), where he served as President and a member of the Board of Directors from 1985 until 1987, when this company was sold. He then served in an advisory and sales capacity both for Zurbach Steel and later for Edgcomb Metals (Nashua, New Hampshire) until his retirement in 1992. Mr. George has been and continues to be involved in many civic activities, both public and private. In 1997, he chose not to run for re-election and retired from the Ipswich Board of Selectmen after 15 years of service, including three years as Chairman of the Board.

     David L. Grey has served as President and Chief Executive Officer of Ipswich since its formation on February 12, 1999 and of Ipswich Bank since November 1989. He joined Ipswich Bank as Executive Vice President and Chief Financial Officer in April 1986 and held that position until elected to his current positions. Previously, Mr. Grey had been employed at First Colonial Bank (Lynn, Massachusetts) from 1982 until 1986, where he served as Vice President, Treasurer and Chief Financial Officer from 1984 to 1986. Mr. Grey is a Corporator with the Boy's Club (Lynn, Massachusetts) and President of the Ipswich Savings Bank Educational Foundation.

     John H. Morrow has been Vice President of Hastings-Tapley Insurance Agency (Cambridge, Massachusetts) since 1984. Mr. Morrow is a past President of the Rotary Club of Ipswich, and has participated in many community activities throughout his career.

     Lawrence J. Pszenny has been the Senior Vice President - Finance for Bickford's Family Restaurants (Boston, Massachusetts) since April 1993. Prior to that date, he was Vice President - Finance and Treasurer since 1976. Prior to 1976, Mr. Pszenny practiced as a Certified Public Accountant. Mr. Pszenny's civic and community activities include President, Board of Trustees, Stephen Caldwell Memorial Convalescent Home; Secretary, Board of Trustees, Friends of Caldwell Nursing Home; member, Board of Trustees, Ipswich Public Library; and former member and Chairman, Town of Ipswich Finance Committee. He was also a member of the Town of Ipswich Board of Selectmen from 1979 through 1987.

     William J. Tinti has been President of the law firm of Tinti, Quinn, Grover & Frey P.C. (Salem, Massachusetts) since 1982. Prior to that date, Mr. Tinti served as a legislative assistant to Congressman Michael J. Harrington; served as City Solicitor of the City of Salem for nine years; and served as Commissioner of the Massachusetts Historical Commission for six years. Mr. Tinti's civic activities include service on the Board of Overseers of the Peabody-Essex Museum; as Clerk of the Essex National Heritage Commission, Inc.; as Vice President of the Brookhouse Home; on the Executive Committee and Board of Directors of the Salem Partnership; on the Board of Trustees of the North Shore Music Theatre; as Co-Chairman of the North of Boston Regional Center at Salem State College; and on the Steering Committee for North Shore Transportation Corridor Major Investment Study.

Executive Officers

     The names, ages (as of the record date for the annual meeting) and business experience during at least the last five years of each of the executive officers of Ipswich and Ipswich Bank is set forth below.

     David L. Grey, age 48, is President and Chief Executive Officer and a director of both Ipswich and Ipswich Bank. For biographical information concerning Mr. Grey, see "Election of Directors - Information Regarding Directors and Nominees" above.

     Kenneth R. Bordewieck, age 47, has held the position of Senior Vice President/Operations of Ipswich Bank since April 2001. He joined the Bank in March 2001 as Vice President/Operations. Prior to joining the Bank, Mr. Bordewieck served as Vice President/Retail at Massachusetts Cooperative Bank from August 1998 to March 2001. Prior to that time, he was Director of Operations at DIRECT Federal Credit Union from 1996 to 1998, and Director of MIS and Secondary Marketing at South Boston Savings Bank from 1993 to 1996.

     Philip J. Bryan, age 37, has held the position of Senior Vice President of Sales and Marketing since joining Ipswich Bank in November of 2001. Prior to joining Ipswich Bank, Mr. Bryan served as Vice President and Senior Market Manager for MetroWest Bank from 1999 to 2001. Prior to that time, he was Vice President, Business Development Officer for Citizens Bank in Boston from 1996 to 1999 and Assistant Vice President, Business Development Officer at Bank of Boston from 1994 to 1996.

     Mark E. Foley, age 47, has held the position of Senior Vice President of Commercial Lending of Ipswich Bank since December 2000. He joined Ipswich Bank in August of 2000 as Vice President and Senior Commercial Lender. Prior to joining Ipswich Bank, Mr. Foley served as Vice President and regional commercial lender of Maine Bank & Trust Company from 1998 to 2000. Prior to that time, he was Vice President/Small Business Specialist with KeyBank National Association (successor to Casco Northern Bank) from 1992 to 1998. Mr. Foley serves on the board of the Ipswich Partnership.

     Francis Kenney, age 43, has held the positions of Senior Vice President, Chief Financial Officer and Treasurer of Ipswich since its formation on February 12, 1999. He has been Senior Vice President and Chief Financial Officer of Ipswich Bank since February 1995 and Treasurer since December 1994. Prior to the latter date, he served as Assistant Vice President and Controller from November 1993 to November 1994. Mr. Kenney is a member of the Boston Chapter of the Institute of Management Accountants. Mr. Kenney currently serves as a director of the Ipswich Savings Bank Educational Foundation.

     All executive officers hold office until the first meeting of the board of directors following the annual meeting of stockholders or special meeting in lieu thereof and until their successors are chosen and qualified, unless, with respect to executive officers other than the President and Treasurer, a shorter term is specified in the vote appointing them.

Compensation of Directors

     Each director receives a retainer of $2,400 per year, payable monthly, and $300 for each board meeting attended. Directors do not receive additional fees for attendance at meetings of Ipswich's board that are held immediately prior to or after a meeting of the Ipswich Bank board of directors. The Executive Committee meets a minimum of twice each month and each member receives a retainer of $11,000 per year (in the case of the Chairman, $13,750), payable monthly, and $375 for each meeting attended. Members of the Audit, Compensation, Strategic Planning and Asset/Liability Management Committees receive $350 for each meeting attended. Ipswich has a deferred compensation plan pursuant to which directors may defer all or a portion of the fees that they receive as committee or board members. Directors who are employees of Ipswich or Ipswich Bank do not receive compensation for their services as directors.

     On January 24, 2001, Ipswich granted options to directors at an exercise price equal to the fair market value of a share of the Ipswich common stock on the date of grant, to replace an equal number of previously granted options that were cancelled by Ipswich on July 21, 2000.

Compliance with Section 16(a) of the Securities Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires Ipswich's officers and directors, and persons who own more than 10% of a registered class of Ipswich's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater-than-10% shareholders are required by Commission regulations to furnish Ipswich with copies of all Section 16(a) forms they file.

     Based solely on review of copies of such forms furnished to Ipswich, Ipswich believes that during 2001 all Section 16(a) filing requirements applicable to its officers, directors, and greater-than-10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

                           Summary Compensation Table

     The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by Ipswich and Ipswich Bank with respect to the Chief Executive Officer and Ipswich's and Ipswich Bank's most highly compensated officers other than the Chief Executive Officer who served as officers at the end of fiscal 2001 and whose annual compensation exceeded $100,000 for fiscal 2001.

                                                                                              Long-Term             All Other
                                                     Annual Compensation                      Compensation          Compensation (1)
                                         --------------------------------------------------   -------------------   ----------------
Name and                                                                     Other Annual        Securities
Principal Position           Year             Salary         Bonus           Compensation(2)  Underlying Options
------------------           ----             ------         -----           ------------     ------------------
David L. Grey                2001           $ 239,200      $  95,680              --               30,000               $71,691
      President and Chief    2000             230,000         67,620              --                   --                71,564
      Executive Officer      1999             212,000         84,000              --               50,000                71,564
      of Ipswich
      and Ipswich Bank

Francis Kenney               2001               98,800        24,700              --                5,000                13,067
      Senior Vice            2000               95,000        13,965              --                   --                12,956
      President, Chief       1999               86,500        17,300                               10,000                 3,075
      Financial Officer
      and Treasurer of
      Ipswich and
      Ipswich Bank
_________________

(1) For Mr. Grey in 2001, includes premium on a variable life insurance policy on Mr. Grey's life in the amount of $60,000 (see description under "Retirement Benefit"), payment of life insurance premiums in the amount of $1,680, Ipswich Bank's contribution to Mr. Grey's 401(k) retirement plan in the amount of $5,100 and payment of supplemental disability insurance premiums in the amount of $4,911. For Mr. Kenney in 2001, includes premium on a variable life insurance policy on Mr. Kenney's life in the amount of $10,000 and Ipswich Bank's contribution to Mr. Kenney's 401(k) retirement plan in the amount of $3,067.

(2)  Omitted since amounts are below the threshold required to be disclosed.

                        Option Grants in Last Fiscal Year

     As shown in the table set forth below under the caption "Ten-Year Option/SAR Repricing" and as described under the caption "Compensation Committee Report - Report on Repricing of Options," on July 19, 2000, Ipswich agreed to grant options to the executive officers named in the Summary Compensation Table at an exercise price equal to the fair market value of the Ipswich common stock on the date of grant. The grant was conditioned upon the executive officers' entering into an agreement no later than July 21, 2000 to cancel the same number of previously granted options. Each such officer entered into such an agreement and the options were re-granted on January 24, 2001. The cancellation of existing options and the re-grant of new options was previously disclosed in Ipswich's proxy statement for its 2001 annual meeting.

     The following table sets forth certain information regarding stock options granted during the fiscal year ended December 31, 2001 by Ipswich to the executive officers named in the Summary Compensation Table.


                                                                                                 Potential
                                                                                             Realizable Value
                                          Individual Grants
                -----------------------------------------------------------------------         At Assumed
                                                                                              Annual Rates of
                 Number of           Percent of                                                 Stock Price
                 Securities         Total Options                                            Appreciation for
                 Underlying          Granted to           Exercise                            Option Term (2)
                  Options           Employees in            Price           Expiration     ---------------------
Name              Granted            Fiscal Year          ($/Sh)(1)            Date        5%             10%
----              -------            -----------          ---------            ----        --             ---

David L. Grey        10,389            20.95%               $10.5875         1/24/06    $  30,389         $  67,152
                     19,611            39.54%                  9.625         1/24/11      118,708           300,828

Francis Kenney        5,000            10.08%                  9.625         1/24/11       30,266            76,699
_____________________

(1) Stock options were granted under Ipswich's 1996 Stock Incentive Plan, at an exercise price equal to the fair market value of Ipswich's common stock on the date of the grant except that options to purchase 10,389 shares of Ipswich's common stock were granted to Mr. Grey at an exercise price of 110% of fair market value.

(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of Ipswich's common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Ipswich's estimates of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and sale of the shares and the future performance of Ipswich's common stock. There can be no assurances that the rates of appreciation assumed in this table can be achieved or that the amounts shown will be received by the individuals.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

     The following Fiscal Year-End Option Table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 2001 and stock options held as of December 31, 2001 by the executive officers named in the Summary Compensation Table:


                                                                                               Value of Unexercised
                  Shares                            Number of Unexercised                      In-the-Money Options
                  Acquired                          Options at Fiscal Year-End                 at Fiscal Year-End(1)
                  on                Value
Name              Exercise          Realized        Exercisable         Unexercisable          Exercisable           Unexercisable
----              --------          --------        -----------         -------------          -----------           -------------

David L. Grey     0                 0                     100,000                   0                $373,751                 --
Francis Kenney    0                 0                      21,000                   0                  87,875                 --
______________


(1) Value is based on the last sales price of the Ipswich common stock ($13.00) on December 31, 2001 as reported by the Nasdaq National Market, less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Ipswich common stock on the date of the sale of the shares.

                        Ten-Year Option/Sar Repricing (1)

                                                                                                             Length of
                                          Number of       Market        Exercise                              Original
                                          Securities     Value at       Price at                            Option Term
                                          Underlying     Time of        Time of                              Remaining
                                         Options/SARs   Repricing      Repricing        New                  at Date of
                                         Repriced or        or             or         Exercise              Repricing or
Name               Date                    Amended      Amendment      Amendment       Price                 Amendment
----               ----                    -------      ---------      ---------       -----                 ---------
David L. Grey      January 24, 2001          10,389        $9.625        $12.50        $10.5875     6 years, 10 months
                   January 24, 2001          19,611         9.625         12.50           9.625     6 years, 10 months

Francis Kenney     January 24, 2001           5,000         9.625         12.50           9.625     6 years, 10 months
____________________

(1) See discussion under captions "Option Grants" and "Compensation Committee Report - Report on Repricing of Options." The information set forth in this table was previously disclosed in Ipswich's proxy statement for its 2001 annual meeting.


Compensation Committee Report

     Set forth below is a report that reflects the work of the Compensation Committee, a committee comprised of members of the board of directors of Ipswich. Ipswich's Executive Compensation Program and its stock option plans are administered by the Committee, which is composed of David L. Grey, Lawrence J. Pszenny (Chairman), John H. Morrow and William E. George.

Executive Compensation Philosophy

     The Committee's philosophy of executive compensation is (i) to provide competitive levels of compensation that integrate pay with the individual executive's performance and Ipswich's annual and long-term performance goals;
(ii) to motivate key executives to achieve strategic business initiatives and reward them for their achievement; (iii) to provide compensation opportunities and benefits which are comparable to those offered by other financial institutions, thus allowing Ipswich to compete for and retain talented executives, who are critical to Ipswich's long-term success; and (iv) to align the interests of key executives with the long-term interests of shareholders in the enhancement of shareholder value through stock option awards that can result in the ownership of Ipswich common stock.

     At present, compensation of Ipswich's Chief Executive Officer (Mr. Grey) and its other executive officers is composed of the following elements: annual base salary, annual performance incentives in the form of cash bonuses and long-term performance incentives in the form of stock option awards under Ipswich's stock option plans.

     Each year the Committee reviews the performance of the Chief Executive Officer and each other executive officer in light of the individual's and Ipswich's overall performance. The specific measure of corporate performance that was evaluated by the Committee in making compensation awards for fiscal 2001 for Messrs. Grey and Kenney was Ipswich's return on stockholders' equity as measured against all publicly held Massachusetts thrifts, including thrifts held in the holding company form of organization (75% of Mr. Grey's cash bonus and 50% of Mr. Kenney's cash bonus is dependent on this measure). Payment of the remaining amount of the bonus is measured against written performance objectives established by the Committee for each individual officer at the beginning of each year.

Annual Salaries

     The annual base salaries for executives are intended to be competitive with other Massachusetts financial institutions. The Committee reviews management's recommendations regarding annual salary, annual bonuses, and other benefits and incentives as part of its overall planning. With respect to salaries and awards for executive officers, the Committee also consults with the Chief Executive Officer.

Incentive Programs

     Ipswich's incentive compensation programs combine short-term incentives in the form of cash bonuses and stock-based long-term incentives in the form of awards of stock options. Annual bonuses are intended to recognize and reward individual contributions. Stock options align the interests of executives and shareholders by providing value to the executive when Ipswich's stock price increases. Thus, stock option grants provide an incentive for the executive to manage Ipswich from the perspective of an owner with an equity stake in the business. Stock options are intended to reward officers for long-term appreciation in the value of Ipswich's stock. Individual stock option awards are primarily based upon the recipient's individual performance.

Compensation of the Chief Executive Officer

     Mr. Grey's compensation for fiscal year 2001 consisted of his annual base salary and a cash bonus. Seventy-five percent of Mr. Grey's cash bonus was based on Ipswich's return on equity as measured against all other publicly-held Massachusetts thrifts (including those held in the holding company form of organization). Mr. Grey's overall compensation was also compared to that of the chief executive officers of similarly sized institutions.

     The Committee received assistance in formulating Mr. Grey's compensation plan by an outside compensation consultant. Based upon a review of compensation at numerous peer institutions and a recommendation by Ipswich's compensation consultant, it was determined that it was appropriate that Mr. Grey continue to be provided with supplemental pension benefits to help replace the defined pension plan that was terminated during 1991 in order to further the recapitalization of Ipswich Bank.

Compensation of Other Executive Officers

     The 2001 compensation of Ipswich's and Ipswich Bank's other executive officers was based upon the achievement of both Ipswich and individual performance goals. As Senior Vice President, Chief Financial Officer and Treasurer, Mr. Kenney's compensation was based on overall management of the financial function at Ipswich, including management of Ipswich's interest rate risk.

Report on Repricing of Options

     On July 19, 2000, based on the recommendation of the Compensation Committee, the board of directors agreed to grant options to the executive officers named in the Summary Compensation Table (as well as to certain other employees, officers and directors) at an exercise price equal to the fair market value of a share of the Ipswich common stock on the date of grant. The grant was conditioned upon the executive officers' entering into an agreement no later than July 21, 2000 to cancel the same number of previously granted options which, on the date of cancellation, had an exercise price in excess of the fair market value of Ipswich's common stock. Each such officer entered into such an agreement and the board of directors approved the re-grant of options on January 24, 2001. The Compensation Committee and the board of directors of Ipswich determined that the cancellation and re-grant would provide a continuing incentive for employees, including executive officers, to provide service to Ipswich.

            Compensation Committee: Lawrence J. Pszenny, Chairman
                                    David L. Grey
                                    John H. Morrow
                                    William E. George

Compensation Committee Interlocks and Insider Participation

     William E. George, David L. Grey, John H. Morrow and Lawrence J. Pszenny served as members of Ipswich's Compensation Committee during 2001. Messrs. George and Pszenny have no relationships with Ipswich other than their relationship to Ipswich as Directors entitled to the receipt of standard compensation as Directors and members of certain committees of the board of directors and their relationship to Ipswich as shareholders. Mr. Morrow is a Vice President of an insurance agency through with Ipswich purchases some of its insurance. See the discussion under "- Certain Transactions with Management and Others." Mr. Grey is the President and Chief Executive Officer of Ipswich and Ipswich Bank. He does not participate in deliberations involving his own compensation, including the grant of options and other benefits. No person serving on the Compensation Committee or on the board of directors is an executive officer of another entity for which an executive officer of Ipswich serves on the board of directors or on that entity's compensation committee.

Performance Graph

     The following Performance Graph compares the performance of Ipswich's cumulative shareholder return with that of a broad market index (the S&P 500) and a published industry index (the SNL Securities Thrift Index) for each of the most recent five fiscal years. The cumulative shareholder return for shares of Ipswich common stock and each of the indices is calculated assuming that $100 was invested on January 1, 1997. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect three-month end dates and do not reflect fluctuations between those dates.


          [GRAPHIC-TOTAL RETURN PERFORMANCE CHART-PLOTTED POINT BELOW]



------------------------ ----------------- ----------------- ----------------- ----------------- ----------------- ----------------
Index                        12/31/96          12/31/97          12/31/98          12/31/99          12/31/00          12/31/01
------------------------ ----------------- ----------------- ----------------- ----------------- ----------------- ----------------
Ipswich Bancshares, Inc.      100.00            278.73            183.50            174.13            166.48            247.17
------------------------ ----------------- ----------------- ----------------- ----------------- ----------------- ----------------
S&P 500                       100.00            133.37            171.44            207.52            188.62            166.22
------------------------ ----------------- ----------------- ----------------- ----------------- ----------------- ----------------
SNL Thrift Index              100.00            170.16            149.66            122.25            195.21            208.65
------------------------ ----------------- ----------------- ----------------- ----------------- ----------------- ----------------

Employment and Severance Agreements with Named Executive Officers

     On June 18, 1997, Ipswich Bank entered into a new employment agreement with David L. Grey, which amended and restated his previous employment and severance agreement with Ipswich Bank dated November 13, 1989, as amended September 23, 1992. The agreement was amended and restated as of June 17, 1998 to make certain minor changes and again on May 18, 1999, to reflect the formation of Ipswich as the holding company of Ipswich Bank, among other things. The initial term of the agreement is three years, with the term automatically extended by one day for each day that Mr. Grey is employed by Ipswich and Ipswich Bank. The agreement provides for an annual base salary that was initially set at $145,000, but is subject to increase from time to time (which increased amount becomes a floor below which Mr. Grey's annual base salary may not fall during the term of the agreement), and certain other benefits, including an automobile allowance and payment of the annual premiums on certain life insurance and supplemental disability insurance policies ("Additional Benefits"). If Mr. Grey terminates his employment for Good Reason (as defined below) or if Ipswich or Ipswich Bank terminates his employment without cause, Mr. Grey will be entitled to a severance benefit equal to three times the sum of (i) Mr. Grey's then current annual base salary, (ii) the highest annual bonus paid to him during the three fiscal years preceding the termination of employment, and (iii) the highest annual payments that Ipswich Bank made to Mr. Grey for Additional Benefits during the three fiscal years preceding the termination of employment. Mr. Grey's current annual base salary is $249,000.

     "Good Reason" is defined in Mr. Grey's employment agreement to include failure of the boards of directors of Ipswich and Ipswich Bank to elect Mr. Grey to the office of President and Chief Executive Officer of Ipswich and Ipswich Bank, respectively, diminution of Mr. Grey's annual base salary, a significant change in the nature or scope of Mr. Grey's responsibilities or an uncured breach by Ipswich Bank of any of the provisions of the agreement. It also includes the following events if they occur within two years following a change in control (as defined in the agreement): failure by Ipswich Bank to continue to provide Mr. Grey with benefits substantially similar to those available to him prior to the change in control; a reasonable determination by Mr. Grey that, as a result of a change in control, he is unable to exercise the responsibilities exercised by him immediately prior to the change in control or that his working conditions have significantly worsened; or the failure of Ipswich Bank to obtain a satisfactory agreement from any successor to assume and agree to perform this agreement. This agreement will be terminated in connection with the merger.

     Ipswich Bank entered into an employment agreement with Francis Kenney on June 18, 1997, which was amended and restated on June 17, 1998 and again on May 18, 1999, to reflect the formation of Ipswich as the holding company of Ipswich Bank, among other things. The initial term of the agreement is 18 months, with the term automatically extended by one day for each day that Mr. Kenney is employed by Ipswich and Ipswich Bank. The agreement provides for an annual base salary that was initially set at $65,000, but is subject to increase from time to time (which increased amount becomes a floor below which Mr. Kenney's annual base salary may not fall during the term of the agreement), and certain other benefits in effect for other senior executive officers. If Mr. Kenney terminates his employment for Good Reason or if Ipswich or Ipswich Bank terminates his employment without cause, Mr. Kenney will be entitled to a severance benefit equal to 150% of the sum of (i) the annual bonus paid to him during the fiscal year preceding the termination of employment and (ii) Mr. Kenney's then current annual base salary. Good Reason has substantially the same meaning in Mr. Kenney's agreement as in Mr. Grey's. Mr. Kenney's current annual base salary is $103,000.

Retirement Benefits

     Ipswich Bank has entered into a split dollar agreement with David L. Grey and has established a related insurance trust for the purpose of providing a retirement benefit to Mr. Grey. The agreement was entered into in light of Ipswich Bank's discontinuance of its qualified pension plan as part of its recapitalization efforts in 1991. Pursuant to the agreement, Ipswich Bank has purchased a variable life insurance policy on the life of Mr. Grey, with Mr. Grey as the owner and the beneficiary (the "Policy"). The agreement generally provides that Ipswich Bank will contribute $60,000 to the trust each year until 2020, an amount necessary to permit the trust to pay the premiums due under the policy.

     Although Mr. Grey is the owner of the policy, the trust has the right to receive reimbursement, under certain circumstances, of all or a portion of the premiums paid under the policy, or, if less, the cash surrender value of the policy. Mr. Grey has granted to the trust a collateral assignment in the policy for purposes of such reimbursement. The circumstances under which the Trust would be entitled to receive all of the premium reimbursement include (i) termination of Mr. Grey's employment for "cause"; and (ii) appointment of a conservator or a receiver for Ipswich Bank. "Cause" is defined to include termination only as a result of Mr. Grey's deliberate dishonesty with respect to Ipswich Bank that results in his conviction of a crime. The trust is obligated to pay over to Ipswich Bank any premium reimbursement amounts it receives.

     In the event of termination of Mr. Grey's employment upon retirement or for any other reason except for "cause," Ipswich Bank's obligation to pay premiums shall cease, and the trust is required to release the collateral assignment to Mr. Grey (subject to the trust's right, if any, to receive a premium reimbursement payment as described above). Following such release, Mr. Grey will own the policy free of any lien or encumbrance. In the event of Mr. Grey's death, his beneficiaries would be entitled to receive a death benefit under the policy of approximately $1.5 million, subject to the trust's right to receive the portion of the premium reimbursement, if any, that it would otherwise be entitled to receive.

     In the event of a change-in-control, which would include the merger of Ipswich with and into Banknorth, Ipswich Bank (or its successor) is obligated to make an irrevocable contribution to the trust in an amount equal to the discounted value of future premiums under the policy from the date of the change in control until December 31, 2020.

     Ipswich Bank has also entered into a split dollar agreement with Francis Kenney for the purpose of providing a retirement benefit to Mr. Kenney. Pursuant to the agreement, Ipswich Bank has purchased a variable life insurance policy on the life of Mr. Kenney, with Mr. Kenney as the owner and the beneficiary. The agreement generally provides for an annual premium payment to be made by Ipswich Bank during the term of Mr. Kenney's employment and any period during which Ipswich Bank is obligated to provide Mr. Kenney with fringe benefits. The premiums paid by Ipswich Bank are allocated between Mr. Kenney and Ipswich Bank. Mr. Kenney's share is an amount equal to the value of the personal death benefit as determined under IRS rules and is paid by Ipswich Bank as agent for Mr. Kenney and charged to Mr. Kenney as cash compensation.

     Although Mr. Kenney is the owner of his policy, Ipswich Bank has the right to receive reimbursement, under certain circumstances, of all or a portion of the premiums paid under the policy (not including Mr. Kenney's share), or, if less, the cash surrender value of the policy, and also is entitled to receive a portion of the death benefit payable upon Mr. Kenney's death. Mr. Kenney has granted to Ipswich Bank a collateral assignment in the policy for purposes of such reimbursement. Ipswich Bank would be entitled to receive all of the premiums (not including Mr. Kenney's share) if Mr. Kenney's employment were terminated for "cause." "Cause" is defined to include conviction of a crime associated with Ipswich Bank's business or a determination of a vote of 75% of the board of directors that Mr. Kenney has willfully failed to perform reasonably assigned tasks.

     If Mr. Kenney's employment is terminated prior to October 2, 2003, Mr. Kenney is obligated to pay to Ipswich Bank a percentage of the premiums paid by Ipswich Bank, minus Mr. Kenney's share. Ipswich Bank's right to recover a portion of the premiums (but not its right to receive a portion of the death benefit) terminates upon a change-in-control of Ipswich Bank.

Retirement Plan

     Ipswich Bank maintains a 401(k) retirement plan with the Savings Bank Employees Retirement Association of Massachusetts. Any employee of Ipswich Bank who has attained the age of 21 and has worked for Ipswich Bank for ninety continuous days may join the plan. A participant may contribute up to 15% of salary, subject to an annual dollar limitation which is adjusted yearly. Contributions by highly compensated employees as defined under the plan are subject to other limits under Federal law. Ipswich Bank will match 50% of any participant's contribution to a maximum of 3% of such participant's salary after one continuous year of service.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                             Principal Stockholders

     The following table sets forth certain information as of April 16, 2002 regarding (i) each person known by Ipswich to own beneficially more than 5% of Ipswich's common stock, (ii) each director and each nominee for director, (iii) the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers of Ipswich as a group. Except as otherwise indicated in the footnotes to the table, the beneficial owners have sole voting and investment power as to all shares beneficially owned by them.


                                                       Amount and Nature
                                                         Of Beneficial        Percent of
            Name and Address                             Ownership (1)          Class
            ----------------                             -------------          -----

            David L. Grey                                   341,558  (2)        16.8%
                 c/o Ipswich Savings Bank
                 23 Market Street
                 Ipswich, Massachusetts 01938

            Polaris Capital Management, Inc.                126,500  (3)         6.2
                 125 Summer Street
                 Boston, Massachusetts 02110

            William M. Craft                                 29,825  (4)         1.5
            Thomas A. Ellsworth                               8,000  (5)         0.4
            William E. George                                65,300  (6)         3.4
            Francis Kenney                                   34,482  (7)         1.8
            John H. Morrow                                    7,720  (8)         0.4
            Lawrence J. Pszenny                              72,500  (9)         3.7
            William J. Tinti                                 30,000  (10)        1.6

            All executive officers and                      599,762  (11)       28.5
                 directors as a group (11 persons)
___________________


(1) For purposes of this table, a person is deemed to be the beneficial owner of any shares of Ipswich common stock if he has or shares voting power or investment power with respect to such shares, or has the right to acquire beneficial ownership of such shares at any time within 60 days of the date of this table.

(2) Includes 35,983 shares held by Mr. Grey's IRA, 105,808 shares held jointly with his wife, 50,740 shares held by his wife, 25,921 shares held by his wife in her IRA, 1,350 shares held by his wife as custodian for their two daughters, 21,756 shares held in his 401(k) retirement plan, and 100,000 shares subject to currently exercisable options.

(3) Ipswich has received a Schedule 13G, dated March 4, 1999, which states that Polaris Capital Management, Inc., a registered investment adviser, beneficially owns 142,500 shares of Ipswich common stock in its capacity as investment advisor to certain institutional and individual investors who have purchased the shares. The Schedule 13G states that Polaris Capital Management, Inc. has sole voting and dispositive power over these shares. Ipswich has been advised that Polaris Capital sold 16,000 shares of Ipswich common stock on January 24, 2001.

(4) Includes 10,325 shares held by Dr. Craft's IRA, 8,500 shares owned jointly with his wife, and 2,000 shares held jointly with each of two sons (4,000 shares total) and 7,000 shares subject to currently exercisable options.

(5) Includes 7,000 shares subject to currently exercisable options. Does not include 2,891 stock units allocated to Mr. Ellsworth's account pursuant to Ipswich's deferred compensation plan for directors.

(6) Includes 50,000 shares held by Mr. George's IRA, 300 shares owned by his wife and 15,000 shares subject to currently exercisable options.

(7) Includes 11,150 shares owned by Mr. Kenney's wife, 2,332 shares held in Mr. Kenney's 401(k) retirement plan and 2,500 shares subject to currently exercisable options.

(8) Includes 720 shares owned jointly by Mr. Morrow with his wife and 7,000 shares subject to currently exercisable options. Does not include 2,336 stock units allocated to Mr. Morrow's account pursuant to Ipswich's deferred compensation plan for directors.

(9) Includes 35,500 shares owned jointly by Mr. Pszenny with his wife, 3,000 shares held by his IRA, 1,000 shares held by his wife, 1,000 shares held as custodian for his minor child, 2,000 shares owned by his children as to which shares Mr. Pszenny disclaims beneficial ownership and 9,000 shares subject to currently exercisable options. Does not include 3,044 stock units allocated to his account pursuant to Ipswich's deferred compensation plan for directors.

(10) Includes 25,000 shares held by Mr. Tinti's IRA and 5,000 shares subject to currently exercisable options.

(11) Includes 155,137 shares subject to currently exercisable options held by all directors and executive officers as a group.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the directors and principal officers of Ipswich and Ipswich Bank, as well as members of their immediate families and companies, organizations, trusts and other entities with which they are associated are, or during 2001 were, customers of Ipswich Bank in the ordinary course of business or had loans outstanding from Ipswich Bank during 2001, including loans of $60,000 or more. It is anticipated that such persons and their associates will continue to be customers of and indebted to Ipswich Bank in the future. All such loans were made in the ordinary course of business, did not involve more than normal risk of collectibility or present other unfavorable features, were made on substantially the same terms, including interest rates and collateral, as prevailed at the same time for comparable transactions with unaffiliated persons and, when required by law, were approved by the board of directors prior to closing. All loans to directors, executive officers or their associates at December 31, 2001 have performed in accordance with their original terms.

     Ipswich Bank employs the law firm of Tinti, Quinn, Grover & Frey P.C. for real estate conveyancing and other legal work. William Tinti, a director of Ipswich and Ipswich Bank, is President of the law firm. Mr. Tinti has estimated that, in 2001, the firm received legal fees of approximately $56,606 in connection with legal work it handled for Ipswich Bank, including fees paid directly by Ipswich Bank and fees paid by borrowers in connection with real estate closings.

     Ipswich purchases some of its insurance through Hastings Tapley Insurance Agency, of which John Morrow, a director of Ipswich, is a Vice President. Ipswich paid approximately $15,315 to the insurance agency in 2001 for insurance premiums.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IPSWICH BANCSHARES, INC.


Date:  April 30, 2002                      By: /s/ Francis Kenney
                                           --------------------------------
                                                    Francis Kenney
                                                    Chief Financial Officer