Form 10-Q
period 2002-03-31
IPSWICH BANCSHARES INC
filed 2002-05-09
CIK 1089857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  FORM 10Q - QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2002.

  [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

            For the transition period from ___________ to ___________

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

The number of shares outstanding of the Registrant's common stock as of May 6, 2002 was 1,936,286.

                IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
              (Dollars in thousands, except per share data)


                                                                        March 31,    December 31,
                                                                          2002           2001
                                                                        ---------    ------------
              Assets                                                  (unaudited)     (unaudited)
              ------

Cash and due from banks                                               $    7,425      $   10,935
Federal funds and other short-term investments                             4,816               1
Securities available for sale, at market value                            74,202          50,405
Securities held to maturity, amortized cost                               33,755          35,343
Loans held for sale                                                          928          14,946

Loans:
     Residential loans                                                   154,083         159,806
     Home equity                                                          30,462          31,733
     Commercial/construction                                              11,865          11,636
     Consumer                                                                504             535
                                                                      ----------      ----------
          Total gross loans                                              196,914         203,710

Allowance for loan losses                                                 -2,144          -2,121
                                                                      ----------      ----------

      Net loans                                                          194,770         201,589
                                                                      ----------      ----------

Stock in FHLB of Boston                                                    3,000           3,000
Banking premises and equipment, net                                        2,949           2,824
Accrued interest receivable                                                1,758           1,251
Other assets                                                                 895             821
                                                                      ----------      ----------

      Total assets                                                    $  324,498      $  321,115
                                                                      ==========      ==========



          Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
     Interest- and non-interest bearing checking accounts             $   62,524      $   64,296
     Savings accounts                                                     47,361          45,931
     Money market accounts                                                86,222          79,806
                                                                      ----------      ----------
          Total core deposits                                            196,107         190,033

     Certificates of deposit                                              56,170          59,480
                                                                      ----------      ----------
          Total deposits                                                 252,277         249,513

  Borrowed funds                                                          48,000          47,859
  Mortgagors' escrow accounts                                              1,030           1,148
  Deferred income tax liability and other liabilities                      4,305           3,976
                                                                      ----------      ----------

      Total liabilities                                                  305,612         302,496
                                                                      ----------      ----------

Company obligated, mandatorily redeemable capital securities               3,500           3,500

Equity capital                                                            20,897          20,564
Treasury stock (604,900 and 604,900 shares, respectively)                 -5,783          -5,783
Unrealized gain on investment securities available for sale, net             272             338
                                                                      ----------      ----------
      Total stockholders' equity                                          15,386          15,119
                                                                      ----------      ----------

      Total liabilities and stockholders' equity                      $  324,498      $  321,115
                                                                      ==========      ==========

Shares outstanding                                                     1,934,474       1,925,628

Selected data (end of period):
------------------------------

  Regulatory tier 1 leverage capital ratio  (in %)                          5.82            5.76
  Book value per share                                                $     7.95      $     7.85


                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                               Three Months Ended
                                                                   March 31,
                                                             2002            2001
                                                          ----------      ----------


                                                          (unaudited)    (unaudited)
Interest and dividend income:
   Loans                                                  $    3,299      $    3,820
   Investment securities available for sale                      722             607
   Investment securities held to maturity                        563             526
   Federal funds and interest bearing deposits                    19              60
                                                          ----------      ----------

      Total interest and dividend income                       4,603           5,013

Interest expense:
   Deposits                                                    1,339           2,140
   Borrowed funds                                                561             627
                                                          ----------      ----------

      Total interest expense                                   1,900           2,767
                                                          ----------      ----------

      Net interest and dividend income                         2,703           2,246

Provision for loan losses                                         30              25
                                                          ----------      ----------

      Net interest and dividend income after
        provision for loan losses                              2,673           2,221

Non-interest income:
   Retail banking fees                                           490             418
   Mortgage banking revenues, net                                390             131
   Investment sales income                                        46              18
   Net gain/(loss) on sales of securities                        -27               0
                                                          ----------      ----------

      Total non-interest income                                  899             567
                                                          ----------      ----------

      Net interest, dividend and non-interest income           3,572           2,788

Non-interest expenses:
   Salaries and employee benefits                              1,032             808
   Occupancy and equipment                                       263             271
   Data processing services                                      243             244
   Advertising & marketing                                       148             131
   Professional fees                                             108              75
   Distribution on securities of subsidiary trust                 91              38
   Merger expenses                                               409               0
   Other                                                         234             225
                                                          ----------      ----------

      Total non-interest expenses                              2,528           1,792

Income before income taxes                                     1,044             996
Income tax expense                                               523             349
                                                          ----------      ----------

      Net income                                          $      521      $      647
                                                          ==========      ==========

Basic earnings per share                                  $     0.27      $     0.32
Diluted earnings per share                                $     0.26      $     0.31

Quarterly dividends per share                             $     0.12      $     0.11
                                                          ==========      ==========


Weighted average common shares outstanding (basic)         1,942,641       2,050,496
Weighted average common shares outstanding (diluted)       2,026,531       2,082,190

Selected performance data:
--------------------------
   Return on average equity  (in %)                            13.43           17.02
   Return on average assets  (in %)                             0.65            0.90
   Net interest margin  (in %)                                  3.48            3.21
   Expenses to average assets  (in %)                           3.16            2.49
   Efficiency ratio  (in %)                                    70.25           62.95
   Mortgage and equity loan production                    $   22,179      $   18,884




                                           IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Changes in Stockholders' Equity
                                           Three Months Ended March 31, 2002 and 2001
                                          (Dollars in thousands, except for share data)
                                                           (unaudited)


                                                                                                       Accumulated
                                                                  Additional                              other           Total
                                            Shares    Common       paid-in      Retained    Treasury   comprehensive  stockholders'
                                            issued     stock       capital      earnings     stock        income         equity
                                          ---------  ----------  ----------   -----------   --------   -------------  -------------
Balance at December 31, 2000              2,525,552  $      253  $    2,297   $   16,150    -$4,054     $      473     $   15,119

Stock options exercised                       2,050              $       15                                                    15
Issuance of stock rights                                                  5                                                     5
Cash dividends                                                                      -225                                     -225
Treasury stock purchased
  (34,700 shares at an average
     price of $9.80)                                                                           -340                          -340

Comprehensive income:
  Net income                                                                         647                                      647
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $45                                                                                          67
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $6                                                                                                9
                                                                                                                       ----------
  Other comprehensive income                                                                                    76             76
                                                                                                        ----------     ----------
Total comprehensive income                                                                                                    723
                                         ----------  ----------  ----------   ----------  ---------     ----------     ----------

Balance at March 31, 2001                 2,527,602         253       2,317       16,572     -4,394            549         15,297

Stock options exercised                       2,926                      15                                                    15
Issuance of stock rights                                                 13                                                    13
Cash dividends                                                                      -767                                     -767
Treasury stock purchased
  (116,200 shares at an average
     price of $11.96)                                                                        -1,389                        -1,389

Comprehensive income:
  Net income                                                                       2,161                                    2,161
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $95                                                                                        -155
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $36                                                                                             -56


  Other comprehensive income                                                                                  -211           -211
                                                                                                        ----------

Total comprehensive income                                                                                                  1,950
                                         ----------  ----------  ----------   ----------  ---------     ----------     ----------

Balance at December 31, 2001              2,530,528         253       2,345       17,966     -5,783            338         15,119

Stock options exercised                       8,846           1          48                                                    49
Issuance of stock rights                                                  3                                                     3
Cash dividends                                                                      -240                                     -240

Comprehensive income:
  Net income                                                                         521                                      521
  Other comprehensive income:
    Unrealized holding gains on
      securities, net of taxes of $80                                                                                        -136
    Reclassification adjustment
      for amounts included in net
      income, net of taxes of $49                                                                                              70
                                                                                                                       ----------


  Other comprehensive income                                                                                   -66            -66
                                                                                                        ----------     ----------

Total comprehensive income                                                                                                    455
                                         ----------  ----------  ----------   ----------  ---------     ----------     ----------

Balance at March 31, 2002                 2,539,374  $      254  $    2,396   $   18,247    -$5,783     $      272        $15,386
                                         ----------  ----------  ----------   ----------  ---------     ----------     ----------




                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2002 and 2001
                              (Dollars in thousands)
                                   (unaudited)

                                                                                          2002            2001
                                                                                         -------        -------

Net cash flows from operating activities:
  Net income                                                                             $   521        $   647

  Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
       Provision for loan losses                                                              30             25
       Depreciation expense                                                                   85             88
       Amortization of premiums on investment securities, net                                 92             15
       (Gain) on sale of loans, net                                                         -329           -101
       Loss on sale of investment securities available for sale, net                          27              0
       Origination of loans held for sale                                                -15,472         -9,534
       Proceeds from sale of loans                                                        23,802          7,341
       Proceeds from sale of securitized loans                                             6,016          2,002
       Decrease (increase) in loan origination fees and loan discounts                        94            -52
       (Increase) in deferred premium on loans sold and mortgage servicing rights           -102            -25
       (Increase) decrease in accrued interest receivable                                   -508             44
       Decrease (increase) in other assets, net                                               28            -97
       Increase in accrued expenses and other liabilities                                    360            365
                                                                                         -------        -------

  Net cash provided by operating activities                                               14,644            718

Net cash flows from investing activities:
  Purchase of investment securities available for sale                                   -39,352         -3,136
  Principal paydowns on mortgage-backed investment securities available for sale           4,586          3,849
  Proceeds from the sale of investment securities available for sale                      10,773          2,000
  Purchase of investment securities held to maturity                                           0         -2,372
  Principal paydowns on mortgage-backed investment securities held to maturity             1,569            295
  Principal from the call of investment securities held to maturity                            0          3,500
  Net decrease in loans                                                                    6,695          1,066
  Purchases of equipment, net                                                               -210            -16
                                                                                         -------        -------
  Net cash (used) provided by investing activities                                       -15,939          5,186

Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                              52             20
  Proceeds from issuance of capital securities                                                 0          3,500
  Purchase of treasury stock                                                                   0           -340
  Cash dividends                                                                            -240           -226
  Net increase in deposits                                                                 2,764            405
  Proceeds from Federal Home Loan Bank advances                                              141         11,000
  Repayment of Federal Home Loan Bank advances                                                 0        -11,608
  (Decrease) increase in mortgagors' escrow accounts                                        -118             47
                                                                                         -------        -------

  Net cash provided by financing activities                                                2,599          2,798
                                                                                         -------        -------

Net increase in cash and cash equivalents                                                  1,304          8,702

Cash and cash equivalents at beginning of period                                          10,937          8,836
                                                                                         -------        -------

Cash and cash equivalents at end of period                                               $12,241        $17,538
                                                                                         =======        =======

Supplemental disclosure of cash flow information: Cash paid for:
       Interest on deposit accounts                                                      $   888        $ 1,426
       Interest on borrowed funds                                                            369            450
       Income tax expense, net                                                               375            125
Supplemental schedule of non-cash investing and financing activities:
  Net change required by Statement of Financial Accounting Standards No. 115:
       Investment securities                                                                 -97            129
       Deferred income tax liability                                                         -31             53
       Net unrealized gain (loss) on investment securities available for sale                -66             76



                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             March 31, 2002 and 2001
BASIS OF PRESENTATION
---------------------

The consolidated financial statements include the accounts of Ipswich Bancshares, Inc. and its wholly owned subsidiaries, Ipswich Statutory Trust I and Ipswich Savings Bank (the Bank), and the Bank's subsidiaries, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation and North Shore Financial Services, Inc. (collectively herein referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses, the valuation of real estate acquired by foreclosure, and the valuation of originated mortgage servicing rights. Management's approach to establishing these estimates is discussed in note 1 to the Company's December 31, 2001 financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form 10K for the year ended December 31, 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

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

                                   Three Months Ended March 31,

    2002                       Income        Shares          Per-Share
    ----                     (Numerator)  (Denominator)       Amount
                             -----------  -------------     ----------
Basic EPS                      $  521         1,943         $   0.27
Effect of stock options            --            84             (.01)
                               ------         -----         --------
Diluted EPS                    $  521         2,027         $   0.26
                               ======         =====         ========
    2001
    ----
Basic EPS                      $  647         2,050         $   0.32
Effect of stock options            --            32              (.01)
                               ------         -----         ---------
Diluted EPS                    $  647         2,082         $   0.31
                               ======         =====         ========


TOTAL COMPREHENSIVE INCOME
--------------------------

Accumulated other comprehensive income consists solely of unrealized appreciation on investment securities available for sale, net of taxes.

ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

This Financial Release contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from those projected in the forward-looking statements. Certain factors that might cause such differences include, but are not limited to, the factors set forth in the Company's filings with the Securities and Exchange Commission, which include, among other factors, changes in general economic conditions, changes in asset quality, changes in interest rates, regulatory issues and changes in the assumptions used in making such forward-looking statements.

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

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

The Notes to the Consolidated Financial Statements contain a summary of the Company's significant accounting policies. Certain of these policies are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include determining the level of the allowance for loan losses and the valuation of mortgage servicing rights. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 8.

Allowance for loan losses
-------------------------

The allowance for loan losses represents management's estimate of possible losses inherent in the loan portfolio. This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, and the loss recovery rates, among other things, are considered in making this evaluation. Changes in these estimates could have a direct impact on the provision and could result in a change in the allowance. Each portfolio of homogeneous loans, primarily residential mortgages, is collectively evaluated for impairment. The allowance for loan losses is established via a process that begins with management considering overall portfolio indicators including historical credit losses, delinquent, non-performing and classified loans, and trends in loan characteristics. During the first quarter of 2002, there were no discernible trends in net loan losses nor increases in the level of delinquency. If such an experience occurred, management would consider the viability of the level of provisions necessary to maintain an adequate allowance for loan losses.

Mortgage servicing rights
-------------------------

The carrying value of the Company's mortgage servicing represents management's estimate of the probable market value of rights. This evaluation process is subject to numerous estimates and judgments including the direction of interest rates, the prepayment characteristics of the portfolio of loans serviced and the strength of the secondary market for servicing rights. Changes in these estimates could have a direct impact on the establishment or size of the allowance established for market impairment of the rights. During the first quarter of 2002, a general trend in interest rates was not discernible necessitating no adjustment in the valuation allowance previously established.

GENERAL
-------

Ipswich Bancshares, Inc. (the Company) is a Massachusetts corporation whose primary business is serving as the holding company for Ipswich Savings Bank (the
Bank). The Company's operating results for the three months ended March 31, 2002 reflect the operations of the Company and its direct and indirect subsidiaries, Ipswich Statutory Trust I, Ipswich Savings Bank, Ipswich Preferred Capital Corporation, Ipswich Securities Corporation and North Shore Financial Services, Inc.

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

The Company's principal business is attracting deposits from the general public and using these deposits to fund its residential mortgage banking and commercial banking functions. The Company also performs residential mortgage loan servicing. The Company operates out of its main office located at 23 Market Street, Ipswich, Essex County, Massachusetts, and its seven full-service retail branch offices, located in Beverly, Essex, Marblehead, North Andover, Rowley, Reading and Salem, Massachusetts. The Company operates automatic teller machines at its main office and each of its full-service retail branch offices. As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the Federal Reserve) and the Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the FDIC) and the Massachusetts Commissioner of Banks (the Commissioner).

ASSET / LIABILITY MANAGEMENT
----------------------------

The goal of asset/liability management is the prudent control of market risk, liquidity and capital. The Company does not use static GAP analysis to manage its interest rate risk. It believes that simulation modeling more accurately encompasses the impact of changes in interest rates on the earnings of the Company over time. However, the Company prepares a GAP schedule to measure its static position.
Assets and liabilities are classified as interest rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest rate adjustment in those time periods. Adjustable rate loans and mortgage backed securities are shown as if the entire balance comes due on the repricing date. Estimates of fixed rate loan amortization prepayments are included with rate sensitive assets. Because regular savings, demand deposits, money market accounts and NOW accounts may be withdrawn at any time and are subject to interest rate adjustments at any time, they are presented based upon assumed maturity structures. As a result of this analysis, the static GAP position in the 0 to 12 months range is a negative $34.2 million at March 31, 2002.

Interest rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which may affect the sensitivity of assets and liabilities, and consequently can not be used alone to predict the operating results of a financial institution in a changing environment.

LIQUIDITY
---------

The Company seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Company continually monitors and forecasts its liquidity position. The Company uses its liquidity primarily to fund loans and investment commitments, to supplement deposit outflows, to fund its share repurchase program and to meet operating expenses. The primary sources of liquidity are interest and principal amortization from loans, mortgage backed securities and investments, the sales and maturities of investments, loan sales, retail deposits, and Federal Home Loan Bank of Boston (the FHLBB) advances, which includes a $3.2 million overnight line of credit. The Company also uses longer term borrowed facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $48 million at March 31, 2002.

During 2002 the primary sources of liquidity were $29.8 million in loan sales, the sale of $10.8 million of investment securities, principal amortization from mortgage backed securities of $6.2 million and payoffs and principal amortization from the loan portfolio of $9.1 million. The primary uses of funds were $18.1 million in residential first mortgage loan originations and $39.4 million in investment purchases.

CAPITAL RESOURCES
-----------------

Total stockholders' equity at March 31, 2002 was $15.4 million, an increase of $267,000 from $15.1 million at the end of 2001. Included in stockholders' equity at March 31, 2002 is an unrealized gain on marketable securities available for sale, net of taxes, of $272,000, a decrease of $66,000 from

$338,000 at December 31, 2001. Future interest rate increases could reduce the market value of these securities and reduce stockholders' equity. The Company paid a $.12 per share dividend on its common stock in the first quarter of 2002, a 9% increase over the $.11 paid in the first quarter of 2001.

The Federal Reserve's and the FDIC's capital guidelines require the Company and the Bank, respectively, generally to maintain a minimum Tier 1 leverage capital ratio of at least 4% (5% to be classified as "well-capitalized"). At March 31, 2002, the Tier 1 leverage capital ratio for the Company was 5.82% compared to 5.76% at December 31, 2001. For the Bank, the Tier 1 leverage capital ratio was 5.54% and 5.55% on March 31, 2002 and December 31, 2001, respectively.

The Federal Reserve and the FDIC have also established risk-based capital requirements applicable to the Company and the Bank, respectively, which give different risk weightings to assets and to off balance sheet assets, such as loan commitments. The Federal Reserve's and the FDIC's risk-based capital guidelines require the Company and the Bank, respectively, to maintain a minimum total risk-based capital ratio of 8% (10% to be classified as "well-capitalized") and a Tier 1 risk-based capital ratio of 4% (6% to be classified as "well-capitalized"). At March 31, 2002, the Company's total and Tier 1 risk-based capital ratios were 12.40% and 11.15% (compared to 11.56% and 10.35% at December 31, 2001). At March 31, 2002, the Bank's total and Tier 1 risk based capital ratios were 11.92% and 10.63% (compared to 11.05% and 9.85% at December 31, 2001).

FINANCIAL CONDITION
-------------------

The Company's total assets at March 31, 2002 were $324 million, an increase of $3.4 million from December 31, 2001 assets of $321 million. The increase was largely due to the addition of $23.8 million in investment securities offset by a decline of $20.8 million in loans. Funding the increase in assets for the first three months of 2002 was deposit growth of $2.8 million.

Federal Funds Sold
------------------

Interest-bearing deposits and federal funds sold at March 31, 2002 was $4.8, versus $0 at December 31, 2001. The increase in federal funds sold was primarily due to accelerated cash flows from assets.

Investment and Mortgage-Backed Securities
-----------------------------------------

Total investments and mortgage backed securities available for sale at March 31, 2002 was $74.2 million, an increase of $23.8 from March 31, 2001. The increase was primarily the result of the investment of $20.8 million in cash flow from loans and loans held for sale. Origination volumes declined in the first quarter of 2002 relative to the fourth quarter of 2001 necessitating investing in securities rather than the loan portfolio. The unrealized gain on the portfolio of available for sale securities was $465,000 at March 31, 2002.

Total investments and mortgage-backed securities held to maturity were $33.8 million at March 31, 2002 compared to $35.3 million at December 31, 2001. The decline is due to principal amortization on the portfolio of mortgage-backed securities of $1.6 million.

Loans and Loans Held for Sale
-----------------------------

Loans held for sale decreased to $928,000 at March 31, 2002 from $14.9 million at year-end 2001. The Company's portfolio of mortgages held for sale decreased due to the delivery of loans previously originated for sale. The level of refinancing activity declined in the first quarter of 2002 versus the last quarter of 2001 as a result of a general increase in market rates. This resulted in lower origination volume and a decline in loans held for sale.

The loan portfolio at March 31, 2002 was $196.9 million, a decrease of $6.8 million from $203.7 million at December 31, 2001. The decrease resulted from accelerated cash flows from prepayments of loans and a decline in originate volumes which did not keep pace with prepayments.

Deposits
--------

Deposits increased by $2.8 million from $249.5 million at December 31, 2001 to $252.3 million at March 31, 2002. Certificates of deposit decreased by $3.3 million as falling rates made CDs a less attractive investment vehicle for depositors; money market accounts increased by $6.4 million as depositors invested in more liquid deposit types.

Borrowings
----------

Federal Home Loan Bank of Boston advances increased by $141,000 in 2002 to $48.0 million at March 31, 2002. Borrowed funds are typically used to manage the liquidity of the Company and the utilization of borrowings is dependent on cash flows from other assets and liabilities.

Equity Capital
--------------

Equity capital increased by $267,000 to $15.4 million at March 31, 2002. Equity was principally impacted by earnings of $521,000 for the first three months of the year and a decrease in the unrealized gain or loss on investment securities of $66,000, net of taxes. Offsetting these increases were payments of cash dividends to shareholders which totaled $240,000 in 2002.

ASSET QUALITY
-------------
Non-Performing Loans
--------------------

Loans on non-performing status at March 31, 2002 totaled $180,000, substantially unchanged since year-end. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to the full timely collection of principal and interest, or when a loan becomes contractually past due by ninety (90) days or more, unless the loan is adequately secured and is in the process of collection.

When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and the ultimate collection of principal and interest is possible. Following collection procedures, the Company generally institutes appropriate actions to foreclose the property.

The Company also had $203,000 in performing loans that it currently is negotiating with the borrower which may result in a charge-off of $166,000 of the non-performing loans and the $203,000. The charge-off would be recognized against the allowance for loan losses.


Allowance for Loan Loss
-----------------------

The allowance for loan losses at March 31, 2002 was $2.1 million, substantially unchanged since year-end 2001. The entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. The allowance for possible loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off. In evaluating current information and events regarding borrowers' ability to repay their obligations, management considers commercial loans over $200,000 to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement; other loans are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral if the loan is collateral-dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management believes that the allowance for possible loan losses is adequate as of March 31, 2002. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                     THE THREE MONTHS ENDED MARCH 31, 2001

SUMMARY
-------

The Company reported net income of $521,000 or $.26 per fully diluted share for the first quarter of 2002. This compares with $647,000 or $.31 per fully diluted share for the first quarter of 2001. The first quarter 2002 earnings were impacted by a non-tax deductible charge of $409,000 resulting from the previously announced proposed merger with Banknorth Group, Inc.

Return on equity for the first quarter of 2002 was 13.43%, versus 17.02% for the same quarter of 2001. The return on assets for the first quarter of 2002 was ..65% versus .90% for the same quarter in 2001.

Net Interest and Dividend Income
--------------------------------

Net interest income for the first quarter of 2002 was $2.7 million, versus $2.2 million for the same time frame in 2001. The net interest margin percentage was 3.48% for the first quarter of 2002 versus 3.21% for the same quarter the previous year.

Net Interest Income
-------------------

Net interest income was favorably impacted in the first quarter of 2002 from a continuing repricing of certificates of deposit to lower market interest rates. The unprecedented reduction in short term rates of 475 basis points in 2001 has substantially reduced market rates on short term deposits. This has had a favorable impact on the Company's net interest margin.

Provision for Loan Losses
-------------------------

The Company made a provision of $30,000 in the first quarter of 2002 and $25,000 in the first quarter of 2001. Provisions are made to the allowance for loan losses in order to maintain the allowance at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio.

Non-interest Income
-------------------

Non-interest income for the first quarter of 2002 was $899,000 versus $567,000 in the first quarter of 2001. Non-interest income was substantially higher in 2002 as a result of higher mortgage banking revenues and retail banking fees. Mortgage banking revenues are principally generated from the sale of fixed rate loans in the secondary market. As a result of the current interest rate environment, the Company originated a substantial volume of fixed rate mortgages for sale in the secondary market in the fourth quarter of 2001 and the first quarter of 2002. The result is that mortgage banking revenues for the first quarter of 2002, when the loans were delivered, was $390,000 versus $131,000 for the first quarter of 2001.

Retail banking fees for the first quarter of 2002 was $490,000 versus $418,000 for the same quarter in 2001. This 17.2% increase is principally the result of the Company's successful efforts to acquire checking account customers in its market place, which generates significant fee income.

Non-interest Expense
--------------------

Total non-interest expenses were $2.5 million for the first quarter of 2002 versus $1.8 million for the same time frame in 2001. The increase in non-interest expenses was partially due to an increase in salaries and employee benefits resulting from additions to operating staff. Additionally, the Company incurred a non-tax deductible expense of $409,000 related to its proposed merger with Banknorth Group, Inc.

Income Tax Expense
------------------

The first quarter of 2002 effective tax rate, excluding merger expenses, was 36%, versus 35% for the first quarter of 2001.

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

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO). The ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of funds.

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

The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a rise or fall in interest rates (rate shock) over twelve, and twenty-four month periods. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The assumptions are based on nationally published prepayment speeds on assets and liabilities when interest rates increase or decrease by 200 basis points or greater. The model factors in projections for anticipated activity levels by product lines offered by the Company. The simulation model also takes into account the Company's increased ability to control the rates on deposit products more so than adjustable-rate loans tied to published indices.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income (NII), the primary component of the Company's earnings. The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII to sustained interest rate changes.

The following reflects the Company's NII sensitivity analysis over a twelve month period:

Rate Change            Estimated NII Sensitivity Over Twelve Months Ended
--------------------------------------------------------------------------------
                      March 31, 2002                             March 31, 2001
                      --------------                             --------------
+200bp                    3.01%                                       0.26%
-200bp                      --                                       -1.91%
-100bp                    0.56%                                         --

The preceding sensitivity analysis does not represent the Company's forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

                    IPSWICH BANCSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-------           -----------------
None

Item 2.           Changes in Securities and Use of Proceeds
-------           -----------------------------------------
None

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------
None

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------
None

Item 5.           Other Information
-------           -----------------
None

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
a.       Exhibits

b.       Reports on Form 8-K

         A Current Report on Form 8-K to report an Item 5 matter was filed on February 28, 2002.

   c.          Exhibits

   2.1 Agreement and Plan of Merger, dated as of February 26, 2002 between Banknorth Group, Inc. and the Company is incorporated be reference from Exhibit 2.1 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

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

   10.12* Severance Agreement dated August 8, 2000 between Ipswich Savings Bank and Mark E. Foley is incorporated by reference herein from the Company's September 30, 2000 Form 10-Q.

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

   10.16* 1996 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

   10.17* 1998 Stock Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 filed on July 22, 1999.

   10.18*      Deferred   Compensation   Plan  for  Directors   incorporated  by
               reference to the Company's Form S-8 filed on July 22, 1999.

   10.19* Form of Stock Option Agreement between Banknorth Group, Inc. (as grantee) and the Company (as issuer) is incorporated by reference from Exhibit 10.1 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

   10.20* Split Dollar Agreement and Collateral Assignment dated July 20, 2000 and March 30, 2001, respectively between Ipswich Savings Bank and Francis Kenney is incorporated by reference herein from the Company's March 31, 2001 Form 10-Q.

   10.21* Form of Termination Agreement by and among Banknorth, the Company, Ipswich Savings Bank, Eastern Bank, as Trustee, and David L. Grey is incorporated by reference from Exhibit 10.3 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

   10.22* Form of Employment and Noncompetition Agreement between Banknorth Group, Inc. and David L. Grey is incorporated by reference from
               Exhibit 10.4 of Banknorth's Current Report on Form 8-K filed February 28, 2002 (File No. 0-16947).

   10.23* Severance Agreement dated November 6, 2001 between Ipswich Savings Bank and Philip Bryan incorporated by reference to the Company's December 31, 2001 Form 10-K.

   10.24* Severance Agreement dated November 8, 2001 between Ipswich Savings Bank and Kevin Dean incorporated by reference to the Company's December 31, 2001 Form 10-K.

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

IPSWICH BANCSHARES, INC.


By:      /s/ David L. Grey                                Date: May 8, 2002
         --------------------------------------
         David L. Grey
         President and Chief Executive Officer


By:      /s/ Francis Kenney                               Date:  May 8, 2002
         --------------------------------------
         Francis Kenney
         Treasurer
         (Principal Financial Officer and Principal Accounting Officer)